Form 10-Q
period 2010-03-31
TBS International plc
filed 2010-05-10
CIK 1479920

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010
or
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
(Address of principal executive offices) 1 353(0) 1 618 0000
(Registrant's telephone number, including area code)

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act check one):

Large Accelerated Filer  ☐ Accelerated Filer ☒ Non-accelerated Filer ☐ (Do not check if a small reporting company)   Smaller Reporting Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

As of May 6, 2010, the registrant had outstanding 15,155,912 Class A ordinary shares, par value $0.01 per share, and 14,740,461 Class B ordinary shares, par value $0.01 per share.

TBS INTERNATIONAL plc

Form 10-Q For the Quarterly Period Ended March 31, 2010

PART I.    FINANCIAL INFORMATION
Item 1.   Financial Statements
 TBS INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value per share)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$37,830	$51,040
Restricted cash	6,175	8,675
Charter hire receivable, net of allowance of $1,000 in 2010
and $1,000 in 2009, respectively	34,842	34,605
Fuel and other inventories	14,448	15,040
Prepaid expenses and other current assets	9,821	9,314
Amounts due to affiliates	247	1,386
Total current assets	103,363	120,060
Fixed assets, net	794,514	804,258
Goodwill	8,426	8,426
Other assets and deferred charges	29,064	20,844
Total assets	$935,367	$953,588

Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$75,840	$351,247
Accounts payable and accrued expenses	51,500	52,054
Voyages in progress	1,869	1,892
Advances from affiliates	462	690
Total current liabilities	129,671	405,883

Debt, long-term portion	264,447
Other liabilities	10,299	9,977
Total liabilities	404,417	415,860

COMMITMENTS AND CONTINGENCIES (Note 12)

Shareholders' equity
TBS International plc shareholders' equity
Ordinary shares, Class A, $.01 par value, 75,000,000 authorized,
15,183,996 shares issued and 15,158,912 shares outstanding in 2010 and 17,533,996 shares issued and 17,513,125 outstanding in 2009	152	175
Ordinary shares, Class B, $.01 par value, 30,000,000
authorized, 14,740,461 shares issued and outstanding in 2010 and
12,390,461 shares issued and outstanding 2009	147	124
Warrants	21	21
Additional paid-in capital	187,937	187,798
Accumulated other comprehensive (loss)	(8,665)	(8,275)
Retained earnings	350,526	358,369
Less: Tresury stock (28,084 shares in 2010 and 20,871 shares in 2009, at cost)	(534)	(484)
Total TBS International plc shareholders' equity	529,584	537,728
Non-controlling interest	1,366
Total shareholders' equity	530,950	537,728
Total liabilities and shareholders' equity	$935,367	$953,588

The accompanying notes are an integral part of these consolidated financial statements

TBS INTERNATIONAL PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts and outstanding shares)

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenue
Voyage revenue	$74,358	$64,513
Time charter revenue	22,903	6,171
Logistics revenue	2,652	266
Other revenue	156	208
Total revenue	100,069	71,158
Operating expenses
Voyage	34,780	28,999
Logistics	1,877	249
Vessel	27,771	27,979
Depreciation and amortization of vessels
and other fixed assets	25,497	22,719
General and administrative	12,373	8,686
Total operating expenses	102,298	88,632
(Loss) from operations	(2,229)	(17,474)
Other (expenses) and income
Interest expense	(5,396)	(3,511)
Loss on extinguishment of debt	(200)
Other income (expense), including interest income	(18)	(303)
Total other (expenses) and income, net	(5,614)	(3,814)
Net (loss)	(7,843)	(21,288)

Earnings per share - basic and diluted:

Net (loss) per ordinary share Basic and Diluted	$(0.26)	$(0.71)

Weighted average ordinary shares outstanding, basic and diluted	29,887,632	29,817,405

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities
Net (loss)	$(7,843)	$(21,288)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	25,497	22,719
Loss on change in value of interest swap contract	(68)	12
Amortization and write-off of deferred financing costs	1,038	737
Non cash stock based compensation	2,639	356
Drydocking expenditures	(2,463)	(5,390)
Changes in operating assets and liabilities
(Increased) decrease in charter hire receivable	(237)	14,112
Decrease in fuel and other inventories	592	149
(Increase) decrease in prepaid expenses and other current assets	(507)	650
(Increase) in other assets and deferred charges	(4,689)	(274)
(Decrease) in accounts payable and accrued expenses	(4,054)	(3,374)
(Decrease) in voyages in progress	(23)	(1,832)
Increase in advances from/to affiliates, net	911	4,317
Net cash provided by operating activities	10,793	10,894

Cash flows from investing activities
Vessel acquisitions / capital improvement costs	(13,290)	(13,698)
Restricted cash to fund 2009 new vessel payments		(20,000)
Decrease in restricted cash for new vessel payments	2,500
Investment in joint venture	(795)	(119)
Net cash (used in) investing activities	(11,585)	(33,817)

Cash flows from financing activities
Repayment of debt principal	(15,960)	(58,584)
Proceeds from debt	5,000	5,000
Payment of deferred financing costs	(2,774)	(2,711)
Investment by noncontrolling interest in subsidiary	1,366
Acquisition of treasury stock	(50)	(78)
Net cash (used in) by financing activities	(12,418)	(56,373)

Net (decrease) in cash and cash equivalents	(13,210)	(79,296)
Cash and cash equivalents beginning of period	51,040	131,150
Cash and cash equivalents end of period	37,830	$51,854
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$5,948	$5,258

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except shares)
(unaudited)

									Accumulated
									Other	Total TBS
							Additional		Comprehensive	International plc	Non-controlling Interest	Total Shareholders' Equity
	Ordinary Shares		Treasury Stocks		Warrants		Paid-in	Retained	Income	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Equity

Balance at December 31, 2009	29,924,457	$299	20,871	$(484)	311,903	$21	187,798	$358,369	$(8,275)	$537,728		$537,728
Net loss								(7,843)		(7,843)		(7,843)
Unrealized gain on cash flow hedges									(390)	(390)		(390)
Comprehensive income										(8,233)		(8,233)
Stock based compensation							139			139		139
Treasury stock			7,213	(50)						(50)		(50)
Acquisition of Log-Star											1,366	1,366

Balance at March 31, 2010	29,924,457	$299	28,084	$(534)	311,903	$21	$187,937	$350,526	$(8,665)	$529,584	$1,366	$530,950

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Basis of Presentation

    TBS International plc ("TBSI") and its subsidiaries (the "Company", "we" or "our") are engaged in the ocean transportation of dry cargo offering shipping solutions through liner, parcel, bulk and logistics services. Substantially all related corporations of TBSI are foreign corporations and conduct their business operations worldwide.  The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These consolidated interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 16, 2010.

Accounting principles require that long-term loans be classified as a current liability when either a covenant violation that gives the lender the right to call the debt has occurred at the balance sheet date, or such a covenant violation would have occurred absent a waiver of those covenants and, in either case, it is probable that the covenant violation will not be cured within the next twelve months.  The Company did not meet minimum collateral requirements on all its loans and anticipated that it would not meet the existing consolidated fixed charge and consolidated leverage ratio requirements during the subsequent twelve months.   Accordingly, at December 31, 2009, the debt was considered to be callable by the lenders and the long-term portion of outstanding debt was classified as a current liability on the consolidated balance sheet.  As of December 31, 2009, the Company obtained waivers for all credit faculties through April 1, 2010.   As further discussed in Note 8 – Financing, the Company obtained modifications of the financial covenants for all credit facilities.  As a result the Company anticipates that it will meet the restated covenant requirements during the next twelve months making the debt no longer callable.  Consequently, the long-term portion of outstanding debt was recorded as long-term on the consolidated balance sheet at March 31, 2010.

Note 2 — New Accounting Pronouncements

Adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to Topic 820 regarding the accounting for fair value measurements and disclosures. This amendment provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3 details.  This amendment is effective in the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The amendment did not have an impact on the Company’s financial statements disclosures in the first interim period after it became effective. In addition, the amendment is not expected to have an impact on our consolidated financial statement disclosures for the periods beginning after December 15, 2010.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes, as discussed in ASC Topic 810 - Consolidation, require an enterprise (i) to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; (iii) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iv) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance: and (v) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. Adoption of this guidance, which became effective January 1, 2010, did not have an impact on our consolidated financial statements.

    In May 2009, the FASB issued guidance which was subsequently amended in February 2010 regarding accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance, which is outlined in ASC Topic 855 – Subsequent Events, establishes the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes did not have an impact on our consolidated financial statements because the Company already followed a similar approach prior to the adoption of this guidance.

Note 3 — Fuel and Other Inventories

    Fuel and other inventories consist of the following (in thousands):

	March 31,	December 31,
Description	2010	2009
Fuel	$8,015	$9,093
Lubricating oil	5,684	5,235
Other	749	712
TOTAL	$14,448	$15,040

Note 4 — Amounts Due to / from Affiliates

    The Company typically advances funds to affiliates in connection with the payment of management fees, commissions and consulting fees.  Amounts due to / from affiliates, which are entities related by common shareholders, are non-interest-bearing, due on demand, and expected to be collected or paid in the ordinary course of business, generally within one year.

Note 5 — Fixed Assets

    Fixed assets consist of the following (in thousands):

Description	March 31, 2010	December 31, 2009
Vessels	$757,689	$717,535
Vessel improvements and other equipment	173,775	170,325
Deferred drydocking costs	29,082	26,619
Vessel construction in process	100,118	130,711
Other fixed assets	19,190	18,912
	1,079,854	1,064,102
Less accumulated depreciation and amortization	(285,340)	(259,844)
	$794,514	$804,258

    In late March 2010 the Dakota Princess, which is the second of the six vessels being built under individual contracts with China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Group Co., Ltd. ("Shipyard"), was delivered.  The contracts to build six multipurpose vessels with retractable tweendecks were entered into in February 2007 at an original contract purchase price of $35.4 million per vessel.  The third and fourth vessels are tentatively scheduled to be delivered during the third and fourth quarters of 2010 and the fifth and sixth vessels are scheduled for delivery during the second and third quarters of 2011.  Installments of $7.0 million per vessel are due to the Shipyard when each of four pre-delivery milestones (contract signing, steel cutting, keel laying, and launching) are met.  At delivery, the final installment of $7.4 million, as adjusted, is due to the Shipyard.  Payments made as of March 31, 2010 for the four remaining vessels to be delivered are as follows (in thousands):

Hull Number	Vessel Name	Payments through March 31, 2010
Hull No NYHS200722	Montauk Maiden	$28,000
Hull No NYHS200723	Comanche Maiden	21,000
Hull No NYHS200724	Omaha Belle	21,000
Hull No NYHS200725	Maya Belle	14,000
	Payments to yard	$84,000
	Cap interest	12,833
	Design & other costs	3,285
		$100,118

    The Company capitalized interest, including loan origination fees of $2.0 million and $1.4 million in the three months ended March 31, 2010 and 2009, respectively.   Capitalized interest and deferred finance costs are added to the cost of each vessel and will be amortized over the estimated useful life of the respective vessel when the vessel is placed into service.

Note 6 — Valuation of Long-Lived Assets and Goodwill

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

Due to the economic crisis, and the resulting decline in spot shipping rates that started in late 2008 and continued into 2009, together with the decline in the Company’s market capitalization, the Company concluded that there was a possible indication of impairment of long-lived assets at December 31, 2008 and an analysis was prepared. Forecasting future cash flows involves the use of significant estimates and assumptions. Revenue and expense assumptions used in the cash flow projections are consistent with internal projections and reflect management’s economic outlook at the time of preparation.  The cash flow period used was based on the remaining lives of the vessels, which ranged from four to 30 years.  As of the December 31, 2008 analysis, there was no impairment of long-lived assets.  During 2009 and the first quarter of 2010, management continued to monitor the overall shipping market including freight and charter rates.  Since the preparation of the analysis an improvement was observed in economic conditions, which had a positive impact on the shipping industry and resulted in an improvement and stabilization of charter rates.  Based on management’s observations, it was concluded that the assumptions used in the December 31, 2008 impairment analysis are still applicable and that there have not been any significant changes in events or circumstances.  Consequently, management has concluded that there are no new triggering events that would require an additional impairment analysis and there is no impairment to our fleet at December 31, 2009 and March 31, 2010.  Future events or circumstances, which could require us to perform updated tests for impairment, may cause us to conclude that impairment of our fleet exists.

The provisions of FASB ASC Topic 350 – Intangible – Goodwill and Other   require an annual impairment test to be performed on goodwill.  We perform our annual impairment analysis of goodwill on May 31 of each year, or more frequently if there are indicators of impairment present.  The first of two steps require us to compare the reporting unit’s carrying value of net assets to their fair value.  If the fair value exceeds the carrying value, goodwill is not considered impaired and we are not required to perform further testing.  If the carrying value of the net assets exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of goodwill.  If the carrying value of goodwill exceeds its implied fair value, then we are required to record an impairment loss equal to the difference.

Determining the reporting unit’s fair value involves the use of significant estimates and assumptions.  The reporting unit consists of the companies acquired in connection with the initial public offering that created the goodwill of $8.4 million.  We estimate the fair value using income and market approaches through the application of discounted cash flow.  We performed our annual analysis at May 31, 2009 by:  (a) updating our 2009 budgeted cash flow based on actual results; (b) updating our forecast for years 2010 through 2013 based on changes made to our cash flow estimates; and, (c) updating our estimates of the weighted-average cost of capital.  From the time we performed our analysis at May 31, 2009 until March 31, 2010, there were no changes in circumstances that necessitated goodwill impairment testing, and we concluded that there was no indication of goodwill impairment at March 31, 2010.

Note 7 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31,	December 31,
Description	2010	2009
Accounts payable and accrued expenses - vessel	$28,476	$33,631
Accounts payable and accrued expenses - voyage	17,350	16,541
Accounts payable and accrued expenses - other	3,127	1,813
Accrued payroll and related costs	2,547	69
Total	$51,500	$52,054

Note 8 — Financing

    The Company's outstanding debt balances consist of the following (in thousands)

	Interest Rate at March 31, 2010	March 31, 2010	December 31, 2009
Bank of America - term credit facility,
expires December 31, 2011	5.54%	$66,500		$76,000
Bank of America - revolving credit facility,
expires March 26, 2012	5.48%	75,000		75,000
The Royal Bank of Scotland credit facility,
new vessel buildings, expires June 2016	4.04%	107,922		103,758
DVB Group Merchant Bank (Asia) Ltd credit facility,
expires January 23, 2013	5.58%	35,864		35,864
Credit Suisse credit facility,
expires December 12, 2017 and February 19, 2018	3.00 & 3.01%	27,563		28,750
AIG Commercial Equipment Finance, Inc. credit facility,
expires April 1, 2012	10.00%	16,625		19,250
Commerzbank AG credit facility,
expires June 2, 2011	3.25%	3,500		4,500
Berenberg Bank credit facility,
expires June 19, 2012	4.50%	7,313		8,125
Total		$340,287		$351,247
Less Current portion		(75,840)		(351,247)
Long term Portion		$264,447	$

    The table below illustrates our payment obligations due according to the original agreements.  The long-term portion of the debt obligations on the below table have not been reclassified to current debt.

2010 (April 1, 2010 through December 31, 2010)	$58,396
2011	71,363
2012	103,991
2013	16,041
2014	45,903
Thereafter	44,593
$340,287

 Classification of Debt

    Generally accepted accounting principles require that long-term debt be classified as a current liability when either a covenant violation that gives the lender the right to call the debt has occurred at the balance sheet date, or such a covenant violation would have occurred absent a waiver of those covenants, and in either case it is probable that the covenant violation will not be cured within the next twelve months.   The Company did not meet minimum collateral requirements on all its loans and anticipated that it would not meet the existing consolidated fixed charge and consolidated leverage ratio requirements during the subsequent twelve months.   Accordingly, at December 31, 2009, the debt was considered to be callable by the lenders and the long-term portion of outstanding debt was classified as a current liability on the consolidated balance sheet.  As of December 31, 2009, the Company obtained waivers for all credit faculties through April 1, 2010. The waivers were subsequently extended to May 14, 2010 and in early May, amendment of all credit facilities were finalized.  The Company expects to be in compliance with all amended financial covenants during the next twelve months, and the debt is not expected to be callable by the lenders.  Accordingly, the long-term portion of outstanding debt at March 31, 2010 is being classified as long-term debt in the consolidated balance sheet.

Loan Modifications

The economic downturn and its effect on the market value of vessels gave an indication of possible collateral coverage (loan to value) and financial covenant issues in 2009 and the Company initiated discussions with its lenders to obtain a waiver of the collateral coverage requirement and to waive or modify the financial covenants.  Based on third-party vessel valuations the Company concluded that it would not meet the collateral coverage requirements on some of its credit facilities.  Consequently, the Company obtained waivers to the collateral coverage requirement on all credit facilities through May 14, 2010.

The Company concluded that absent a waiver it was probable that it would violate the leverage and fixed charge coverage ratios once the existing waivers expired.  In early May 2010 the Company finalized the amendment and restatement of all credit facility agreements.  The amendment and restatement of the credit agreements set new financial covenant levels, eliminated the minimum consolidated tangible net worth requirement, increased bank margins and redefined the computation of EBITDA.  Bank EBITDA, as defined, excludes additional items such as goodwill or vessel impairment charges incurred through December 31, 2011, costs incurred in connection with the redomicilation of TBSI for up to $3.0 million, non-cash stock compensation to employees of up to $10.0 million in both 2010 and 2011.

Covenants for all the loan agreements with the exception of the Joh. Berenberg Gossler & Co. KG Bank credit facility require that the Company maintain a minimum consolidated fixed charge ratio, a maximum restricted consolidated leverage ratio and maintain minimum month-end cash and cash equivalent balances. During the waiver period, which ends May 14, 2010, requirements to meet the minimum consolidated fixed charge ratio, maximum restricted consolidated leverage ratio and minimum consolidated tangible net worth are waived provided the Company meets the minimum cash liquidity and minimum consolidated interest charge coverage ratio requirements.  The table below sets forth a summary of the financial covenants in place as of March 31, 2010 and as amended subsequent to March 31, 2010:

Covenant	As of March 31, 2010	As amended subsequent to March 31, 2010
Minimum Cash Liquidity	Qualified cash of $25.0 million, which is defined in the agreement as cash and cash equivalents.	Qualified cash of $15.0 million, which is defined in the agreement as cash and cash equivalents.
Minimum Consolidated Interest Charge Coverage Ratio	Not less than a ratio of 2.50 to 1.00 at March 31, 2010 of Consolidated EBITDA for the four previous quarters to Consolidated interest expense for the same period.
Not less than a ratio of 3.00 to 1.00 at June 30, 2010 and 3.75 to 1.00 at September 30, 2010 of Consolidated EBITDA for the four previous quarters to Consolidated interest expense for the same period.  Not measured after September 30, 2010.

Minimum Consolidated Tangible Net Worth
A starting base of $235 million plus 75% of net income per quarter for all quarters after September 30, 2007 plus 100% of increases to shareholders' equity for the issuances of stock.  At March 31, 2010, $501.0 million was the Minimum Consolidated Tangible Net Worth required.
The Minimum Consolidated Tangible Net Worth requirement was eliminated for quarters after March 31, 2010.

Maximum Consolidated Leverage Ratio	Not more than a ratio of 3.00 to 1.00 of Consolidated Funded Indebtedness, as defined in the loan agreements, at the end of a quarter to Consolidated EBITDA for the four previous quarters.
Not more than a ratio of 5.00 to 1.00 at June 30, 2010, 3.75 to 1.00 at September 30, 2010, 3.00 to 1.00 at December 31, 2010 and March 31, 2011, 2.75 to 1.00 at June 30, 2011 and 2.50 to 1.00 at September 30, 2011 and thereafter, of Consolidated Funded Indebtedness, as defined in the loan agreements, at the end of a quarter to Consolidated EBITDA for the four previous quarters.

Minimum Consolidated Fixed Charge Coverage Ratio
Not less than a ratio of 1.50 to 1.00 [1.25 to 1.00 under the Credit Suisse credit facility] of Consolidated EBITDA for the four previous quarters to Consolidated interest expense for the same period, plus regularly scheduled debt payments for the following 12 months.

Not less than a ratio of 1.10 to 1.00 at December 31, 2010, 1.30 to 1.00 at March 31, 2011, 1.50 to 1.00 at June 30, 2011 and, 1.75 to 1.00 at September 30, 2011 and thereafter of Consolidated EBITDA for the four previous quarters to Consolidated interest expense for the same period plus regularly scheduled debt payments for the following 12 months.

The Bank of America syndicated credit facility ("BOA Credit Facility") provided $151.5 million in borrowing capacity at March 31, 2010, consisting of an $85.0 million five-year revolving credit facility ("Revolver") and a term loan ("BOA Term Loan") with a current remaining balance of $66.5 million.  The terms of the Revolver allow us to borrow up to an $85.0 million limit subject to a borrowing base calculated on the value of the vessels, as determined by an independent appraiser.  Under the amended and restated BOA Credit Facility, which became effective in May 2010, once amendments of all credit agreements were approved, the amount available under the Revolver was reduced to the current outstanding amount of $75.0 million effective to March 31, 2010.  The full proceeds of any future sale or total loss of a vessel collateralizing the BOA Credit Facility or any disposition of any asset owned by a BOA Credit Facility borrowing subsidiary is required to be applied toward the prepayment of the Revolver.  The amount available under the Revolver, which expires March 2012, is reduced by any prepayments made.

In connection with the amendment and restatement of existing credit facilities, the Company incurred deferred financing costs of $1.7 million. As a result of the reduction in the BOA Revolving Credit Facility at March 31, 2010, $0.2 million of unamortized deferred financing costs previously incurred was charged to consolidated income during the first quarter of 2010, applying guidance provided by ASC 470-50-40 - “Accounting for Modifications and Extinguishment of Debt”.

Covenants

    Our various debt agreements contain both financial and non-financial covenants, and include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of our business.  The Company is required to comply with maritime laws and regulations, maintain the vessels consistent with first-class ship ownership and management practice, keep appropriate accounting records and maintain specified levels of insurance.   Under the financial covenants the Company is required to maintain minimum cash and cash equivalent balances have minimum consolidated tangible net worth within defined limits (as amended subsequent to March 31, 2010 this covenant was removed) and maintain certain fixed charge and leverage ratios.  The more restrictive credit agreements restrict the amount of leverage, investment and capital expenditures that may be made without consent of the lender.

    As of March 31, 2010, the Company met minimum cash liquidity and minimum consolidated interest charge coverage ratio requirements.  Consequently, the Company was in compliance with financial covenants as of March 31, 2010.

Credit Facility Terms

    The table below summarizes the repayment terms, interest rate benchmark and post amendment margin rates, number of vessels and net book value at March 31, 2010 collateralizing each credit facility:

Credit Facility	Repayment terms	Base and Margin Interest Rate at March 31, 2010	Base and Revised Margin Interest Rate as amended subsequent to March 31, 2010	Net Book Value of Collateral at March 31, 2010, in millions	Number of Vessels Collateralizing Credit Facility
Bank of America - Term Credit Facility	15 quarterly installments of $9.5 million through December 31, 2011	LIBOR plus 5.25%	LIBOR plus 5.25% (a)

Bank of America - Revolving Credit Facility,	Balloon Payment due March 26, 2012	LIBOR plus 5.25%	LIBOR plus 5.25% (a)	$379.3	30

The Royal Bank of Scotland Credit Facility
Construction Period	Conversion to term loan of the debt associated with each vessel upon delivery of the respective vessel	LIBOR plus 3.75%	LIBOR plus 5.00%	$100.1	4	(b)

Post Delivery Term Loan	20 quarterly installments of $0.4 million commencing three months after delivery of each vessel with a final installment due of $16.6 million	LIBOR plus 3.75%	LIBOR plus 5.00%	$80.0	2

DVB Group Merchant Bank (Asia) Ltd Credit Facility	10 quarterly installments of $4.9 million and 10 quarterly installments of $2.6 million through January 2013
		LIBOR plus 5.00%	LIBOR plus 5.25% (a)	$35.8	7

Credit Suisse Credit Facility	8 quarterly installments of $1.5 million and 32 quarterly installments of $0.9 million through December 2017 and February 2018	LIBOR plus 2.75%	LIBOR plus 3.25%	$58.4	2

AIG Commercial Equipment Finance, Inc. Credit Facility	8 quarterly installments of $2.63 million and 8 quarterly installments of $1.75 million through April 2012	LIBOR plus 5.00%

		With an Interest Rate Floor of 10%		$78.4	4

Commerzbank AG Credit Facility	4 quarterly installments of $1.5 million, and 4 quarterly installments of $1.0 million and 2 quarterly installments of $0.25 million through June 2011	LIBOR plus 3.00%	LIBOR plus 4.00%	$21.8	1

Berenberg Bank Credit Facility	16 quarterly installments of $0.8 million through June 2012	LIBOR plus 4.00%	LIBOR plus 5.00%	$22.8	1
					51

(a) -
The base rate increases 50 basis points every six months starting with 5.25% through June 30, 2010; 5.75% through December 31, 2010; 6.25% through June 30, 2010; 6.75% through December 31, 2011 and 7.25% to maturity.

(b) -	While vessels are under construction, advances are collateralized by shipbuilding contracts.

    The above credit facilities are collateralized primarily by vessels that are subject to the respective ship mortgages and assignment of the respective vessels’ freight revenue and insurance, as well as guarantees by TBSI and each of its subsidiaries with an ownership interest in the collateralized vessel.  The credit agreement with Bank of America, N.A. is also guaranteed by the Company’s non vessel owning subsidiaries.  The market value of the vessels, as determined by appraisal, is required to be above specified value to loan ratios, as defined in each credit facility agreement, which range from 125% to 177% of the respective credit facility’s outstanding amount.  The credit facilities require mandatory prepayment or delivery of additional security in the event that the fair market value of the vessels falls below limits specified in each credit facility agreement.  Beginning with the second quarter of 2010, the amended and restated BOA Credit Facility requires that we obtain quarterly third-party vessel valuations of the vessels collateralizing the credit facility.

The loan facility agreement with RBS (the “RBS Facility”) is collateralized by the respective shipbuilding contracts while the vessels are under construction and by ship mortgages on the new vessels and assignment of freight revenue and insurance after delivery of the respective vessel.   Further, the RBS Facility prohibits the Company from materially amending or failing to enforce the shipbuilding contracts.

    At March 31, 2010 the Company had $48.4 million outstanding under the RBS Facility, which was collateralized by the Rockaway Belle and Dakota Princess, and had made the following draw downs with respect to building milestones;

•	$ 20.0 million drawn down on the contract signing, steel cutting and keel laying of Hull No NYHS200722 (M/V Montauk Maiden);
•	$ 15.0 million drawn down on the contract signing, steel cutting and keel laying of Hull No NYHS200723 (M/V Comanche Maiden)
•	$ 14.6 million drawn down on the contract signing, steel cutting and keel laying of Hull No NYHS200724; (M/V Omaha Belle), and
•	$ 10.0 million drawn down on the contract signing and steel cutting of Hull No NYHS200725 (M/V Maya Belle).

    The RBS Facility requires that the Company deposit funds into a restricted cash account from which payments due to the shipyard and not funded by Royal Bank of Scotland plc (“RBS”) are to be paid.  Cash held in the restricted cash account is not counted toward the minimum cash liquidity requirement.  At March 31, 2010, there was a balance of $6.2 million in the restricted cash account.  The current amendment, which was finalized subsequent to March 31, 2010, does not require additional deposits to be made to the restricted cash account; however, no Company funded payments due to the shipyard during the remainder of 2010 are to be made from this account.  Instead the balance is to carry over into 2011 and will be used to pay the Company’s share of payments due on the last two vessels to be delivered.

Guarantee Facility

     Concurrent with entering into the RBS Facility, the Company entered into a guarantee facility pursuant to which The Royal Bank of Scotland plc (“RBS”) guaranteed certain payments due under the shipbuilding contracts. Under the guarantee facility, RBS has agreed to guarantee the second, third, and fourth installments due by the Company under its shipbuilding contract.  The guarantee facility provides for a guarantee of up to $14.0 million for each of the six vessel loans for an aggregate guarantee of $84.0 million.  Two of the six vessels have been delivered reducing the aggregate exposure under the guarantee to $56.0 million. The guarantee facility expires twelve months after the anticipated delivery date of the respective vessel.  TBSI guarantees the Guarantee Facility.

Note 9 — Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations.  Currently, the only risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. ASC Topic 815- Derivatives and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  The Company designates and accounts for its interest rate swap contracts as cash flow hedges in accordance with ASC Subtopic 815-30 Cash Flow Hedges.

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

As of March 31, 2010, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $172.4 million.  Interest rate contracts have fixed interest rates ranging from 2.92% to 5.24%, with a weighted average rate of 3.79%.  Interest rate contracts having a notional amount of $102.4 million at March 31, 2010, decrease as principal payments on the respective debt are made.  Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated income statements is shown below (in thousands):

	Liability Derivatives
	March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other liabilities	$9,387	Other liabilities	$8,997

Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other liabilities	912	Other liabilities	980
Total derivatives		$10,299		$9,977

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives under ASC Topic 815 Cash Flow Hedging Relationships	March 31, 2010	December 31, 2009

Interest rate contracts	$(8,665)	$(8,275)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Location of Gain or (Loss) Recognized in Income on Derivatives	2010	2009

Interest rate contracts	Interest expense	$69	$12

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

     Effective January 1, 2008, the Company adopted ASC Topic 820 - Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

    Level 1 – Quoted prices in active markets for identical assets or liabilities
    Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable
    Level 3 – Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

    The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2010:

(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Interest rate contracts	$	$10,299	$

    Our interest rate swap contracts are traded in the over-the-counter market.  The fair value is based on the quoted market price for a similar liability or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

Note 10 — Investment in Joint Ventures

     In January 2010, the Company entered into a joint-venture agreement to form Log.Star Navegação S.A., ("Log-Star") a Brazilian corporation. The Company acquired a 70% economic interest in Log-Star while Logística Intermodal S.A., (“Log-In”) an unrelated Brazilian corporation purchased the remaining 30% interest.  Log-Star is authorized to transport break bulk, bulk, liner, and parcel services in the Brazilian coastal cabotage trade as well as in the Amazon River.

Under the joint-venture agreement, the Company has the right to appoint or remove the chief operational officer (who shall be responsible for the management of commercial and operational activities, as well as for the technical management of the vessels) who would have the power to significantly impact Log-Star’s economic performance.  Based on the accounting guidance provided by ASC Topic 810-Consolidation the Company is considered the primary beneficiary of the entity and is required to consolidate it in the Company’s consolidated financial statements.  The operations of the joint-venture, which began in March 2010,  are not significant to the Company’s consolidated financial statements.  The Company recorded the fair value of the joint venture on the date of investment.

 In February 2010, the Company acquired a 50% interest in African Project Logistics ("APL") for $0.9 million of which $0.4 million was paid in February 2010. The balance is due in installments when specific performance metrics are met.  APL provides project logistics services in South Africa.   Additionally, the Company has a 50% interest in Panamerican Port Services SAC, which operates a warehouse located in Callao, Peru and a 50% interest in GAT-TBS Mining Consortium S.A, which mines calcium carbonate aggregates in the Dominican Republic.

We have determined that our 50% interest in each of the joint ventures is a VIE.  As of March 31, 2010 our investment in these entities, including equity and loans, is our maximum exposure to loss.  We are not contractually required to provide any financial or other support to any of the joint ventures.  We have determined we are not the primary beneficiary in any of the VIE’s as we do not have the power to direct the activities that most significantly impact the economic performance any one of the joint ventures.  Accordingly, we do not consolidate these entities and account for the investments under the equity method.  Our investment in the joint ventures is included within other assets and deferred charges in our consolidated financial statements.

Note 11 — Equity Transactions

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

    The holders of Class A ordinary shares can convert their Class A ordinary shares into Class B ordinary shares, and the holders of Class B ordinary shares can convert their Class B ordinary shares into Class A ordinary shares at any time.  Further, the Class B ordinary shares will automatically convert into Class A ordinary shares upon transfer to any person other than another holder of Class B ordinary shares, in each case as long as the conversion will not cause the Company to become a controlled foreign corporation, as defined in the Internal Revenue Code of 1986, as amended ("Code"), or the Class A ordinary shares cease to be regularly traded on an established securities market for purposes of Section 883 of the Code.  As of March 2010, certain holders of Class A ordinary shares convert 2,350,000 Class A ordinary shares into 2,350,000 Class B ordinary shares.

Treasury Stock

    The Company's Equity Incentive Plan permits stock grant recipients to elect a net settlement.  Under the terms of a net settlement, the Company retains a specified number of shares to cover the recipients’ estimated statutory minimum tax liability.  The retained shares are held in the Company's treasury ("Treasury Stock").  During the first quarter of 2010, employees vested in a total of 26,500 Class A common shares granted in 2008.  Certain employees elected to have the Company withhold and remit their respective payroll tax obligations.  Accordingly, the Company retained and added to Treasury Stock 7,213 Class A common shares, valued at $50,150 to cover those employees’ estimated payroll tax liability.  At March 31, 2010, there were 28,084 Treasury Stock shares held by the Company having a cost of $534,435

Note 12 — Earnings Per Share

    The following table sets forth the computation of basic and diluted net (loss) per share for the three ended months March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except number of shares and earnings per share amounts)

Numerators:
Net (loss) attributed to TBS International plc	$(7,843)	$(21,288)

(Loss) available to ordinary shareholders — basic and diluted	$(7,843)	$(21,288)

Denominators:
Weighted average ordinary shares outstanding — basic and diluted	29,887,632	29,817,405

Net (loss) per ordinary share:
basic and diluted	$(0.26)	$(0.71)

Anti-dilutive warrants not included above	311,903	311,903

    As outlined in sections of ASC Topic 260 – Earnings per Share, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities that should be included in the two-class method of computing earnings per share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for ordinary stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.  Our nonvested stock, consisting of time-vested restricted shares are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest.

    At March 31, 2010 there were outstanding exercisable warrants to purchase 106,156 Class A and 205,747 Class B common shares, held by parties not affiliated with existing shareholders.  The warrants are issuable for nominal consideration upon exercise, which would have caused the warrants to be treated as outstanding for purposes of computing basic earnings per share.  However, for the three months ended March 31, 2010 and 2009, the warrants were not treated as outstanding for purposes of computing basic and diluted earnings per share because they would be antidilutive.

Note 13 — Commitments and Contingencies

Commitments

Charters-in of Vessels

    The Company charters-in two vessels (Laguna Belle and Seminole Princess) under amended long-term noncancelable operating leases (the “Bareboat Charters”),  that were part of a sale-leaseback transaction. The Bareboat Charters expire on January 30, 2014.  Each Bareboat Charter requires charter hire payments of $10,500 per day for the first 24 months of the charter, $10,000 per day for the 25th through the 36th months of the charter (through January 2010),  $8,041 per day for the 37th through the 39th months of the charter, $8,240 per day for the 40th through the 48th months of the charter, $8,110 per day for the 49th through the 60th months of the charter, $8,030 per day for the 61st through the 72nd months of the charter and $7,950 per day for the 73rd through the 84th months of the charter.  The charter agreements allow for the purchase of the respective vessel at the end of the fifth, sixth or seventh year of the charter period at a vessel price of $11.1 million, $9.15 million, or $6.75 million, respectively, and for the purchase options to be exercised at any other date during the option period at a pro-rata price.  The leases under the sale-leaseback transactions were classified as operating leases. Deposits of $2.75 million, to be held by the lessor for each charter during the charter period, were required at the inception of the lease. The deposits are to be returned, without interest, at the expiration of the charter period, unless applied earlier toward the amounts due upon exercise of the purchase option.

    As mentioned above, the Bareboat Charters contain predetermined fixed decreases of the charter hire payments due under the charters.  The Company recognizes the related rental expense on a straight-line basis over the term of the charters and records the difference between the amounts charged to operations and amounts paid as deferred rent expense.  At March 31, 2010, deferred rent expense was $3.6 million.  Deferred leasing costs of $1.6 million are being amortized over the terms of the leases.

Other Leases

    The Company leases four properties, two of which are used by TBSI’s service company subsidiaries, Roymar and TBS Shipping Services and its subsidiaries, for the administration of their operations.  The third property is office space leased by TBS Energy Logistics and the fourth property is a warehouse leased by TBS Energy Logistics.

    TBS Shipping Services leases its main office space from our chairman and chief executive officer, Joseph E. Royce. The lease expires on December 31, 2010, subject to five one-year renewal options. The lease provides for monthly rent of $20,000, plus operating expenses including real estate taxes.

    Roymar renewed the lease for its main offices in November 2009 for one year through November 30, 2010, under the first of two one-year renewal options at a monthly rent of approximately $27,000.  The lease requires Roymar to pay additional rent for real estate tax escalations.

    At March 31, 2010, we leased property through our subsidiary TBS Energy Logistics. The lease term is for five years commencing October 1, 2009 through September 30, 2014. There is a monthly rent of $8,054 for the first year, October 1, 2009 through September 30, 2010.  The monthly rent increases to $8,255, $8,463, $8,677 and $8,898, for the second through fifth years.

    TBS Energy Logistics, LP also leases a warehouse for 38 months commencing May 1, 2009 through June 30, 2012 at a monthly rent of $22,000 for the year commencing July 1, 2009 through June 30, 2010.  The monthly rent increases to $22,400 and $22,800, in each of the subsequent years ending June 2011 and June 2012, respectively.

    As of March 31, 2010, future minimum commitments under operating leases with initial or remaining lease terms exceeding one-year are as follows (in thousands):

		Office
At March 31, 2010	Vessel Hire	Premises	Total
2010 (April 1, 2010 through December 31, 2010)	$4,520	$670	$5,190
2011	5,928	371	6,299
2012	5,883	239	6,122
2013	5,808	105	5,913
Thereafter	493	80	573
	$22,632	$1,465	$24,097

Purchase Obligations – New Vessel Buildings

    At March 31, 2010, the Company had purchase obligations totaling $57.9 million in connection with its new vessel building program, including obligations under the contract for the supervision and inspection of vessels under construction.  The obligations will become payable as the shipyard meets several milestones through March 2011.  As of March 31, 2010, $57.6 million of the purchase obligation is scheduled to be paid as follows: $42.8 million in 2010 and $14.8 million in 2011.  The timing of actual payments will vary based upon when the milestones are met.

Contingencies

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

Note 14 — Business Segment

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

    The Company transports cargo throughout the world, including the United States.  Voyage revenue is attributed to foreign countries based on the loading port location.  The difference between total voyage revenues and total revenue by country is revenue from the United States.  Time charter revenue by country cannot be allocated because the Company does not control the itinerary of the vessel.

    Voyage revenue generated in countries excluding the U.S. (in thousands):

	Three Months Ended March 31,
Country	2010	2009
Brazil	$15,973	$8,313
Japan	13,393	10,975
United Arab Emirates	8,170	12,579
Chile	7,180	4,829
China	4,988	4,084
Peru	4,508	6,159
Korea	3,343	3,333
Venezuela	707
Others	8,082	5,650
Total	$66,344	$55,922

    For the three ended months March 31, 2010 and 2009, one customer accounted for 14.4% and 13.0%, respectively of voyage and time charter revenue.   The same customer accounted for 12.9% and 11.7% of charter hire receivables at March 31, 2010 and December 31, 2009, respectively.

Note 15 — Subsequent Events

    Management evaluated all activity of the Company through the date of issuance of our consolidated financial statements, and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

    In early May 2010 the Company amended and restated all its credit facility agreements.    The amended and restated credit agreements set new financial covenant levels, eliminated the minimum consolidated tangible net worth requirement, increased bank margins and redefined the computation of EBITDA.  See Note 8 — Financing.

    In April 2010 the Company amended one of its interest rate contracts, having a notional amount of $30.0 million.  The expiration date of the swap contract was changed to December 29, 2014 from December 29, 2019.  The change in the term of the swap contract resulted in its de-designation; consequently, the amount charged to Other Comprehensive Income will be recognized as a component of interest expense in the consolidated statement of income over the remaining term of the amended swap contract.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward - Looking Statements

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect current expectations of the Company's management.  They are based on our management's beliefs and assumptions and on information currently available to our management.  Forward-looking statements include, among other things, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of future regulation and competition.  Forward-looking statements include all statements that are not historical facts and can generally be identified as forward-looking statements because they use words such as "anticipates," "believes," "estimates," "expects," "future," "intends," "plans," "targets," "projects," "sees," "seeks" and similar terms.

    Forward-looking statements involve risks, uncertainties and assumptions.  Although the Company does not make forward-looking statements unless it believes it has a reasonable basis for doing so, it cannot guarantee their accuracy.  Actual results may differ materially from those expressed, implied or projected in or by these forward-looking statements due to a number of uncertainties and risks, including the risks disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2010, and other unforeseen risks.  The uncertainties, risks and other factors, among other unforeseen risks, include, but are not limited to:

•	changes in demand for our services, which are increasingly difficult to predict due to the current economic downturn and the widespread reduction of business activity generally;
•	a decline in rates in the shipping market that would continue for a prolonged period;
•	the effect of a decline in vessel valuations;
•	our ability to maintain financial ratios and comply with the financial covenants in our credit facilities;
•
changes in rules and regulations applicable to the shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries;

•	actions taken by regulatory authorities;
•	changes in trading patterns significantly impacting overall vessel tonnage requirements;
•	changes in the typical seasonal variations in charter rates;
•	increases in costs, including changes in production of or demand for oil and petroleum products, crew wages, insurance, provisions, repairs and maintenance, generally or in particular regions;
•	the risk that financial counterparties will default;
•	changes in general domestic and international political conditions;
•	changes in the condition of our vessels or applicable maintenance or regulatory standards which may affect, among other things, our anticipated drydocking or maintenance and repair costs;
•	increases in the cost of our drydocking program or delays in our anticipated drydocking schedule;
•
China Communications Construction Company Ltd./ Nantong Yahua Shipbuilding Group Co., Ltd.’s ability to complete and deliver the newbuild vessels on the anticipated schedule and the ability of the parties to satisfy the conditions in the shipbuilding agreements; and

•
other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, the risks disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2010 and in our subsequent Forms 10-Q and other filings with the Securities and Exchange Commission.

    You should not rely on any forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required under applicable law.

General

The following is a discussion of our financial condition at March 31, 2010 and December 31, 2009 and our results of operations comparing the three months ended March 31, 2010 with the three months ended March 31, 2009. You should read this section in conjunction with the consolidated financial statements including the related notes to those financial statements included elsewhere in this Quarterly Report.

Overview

    We are an ocean transportation services company, originating in 1993, that offers worldwide shipping solutions to a diverse client base of industrial shippers.  We offer liner, parcel, bulk and logistic services supported by a fleet of multipurpose tweendeckers, handysize and handymax bulk carriers.  The flexibility of our fleet allows us to carry a wide range of cargo, including industrial goods, project cargo, steel products, metal concentrates, fertilizer, salt, sugar, grain, aggregates and general cargo, which cannot be carried efficiently by container or large dry bulk carriers.

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

    As of March 31, 2010, our controlled fleet totaled 49 vessels, including 47 ships that we own, two of which are newly constructed vessels and two that we charter-in with an option to purchase.  In March 2007, we entered into a contract for six multipurpose vessels with retractable tweendecks.  The first vessel, the Rockaway Belle, was delivered in September 2009 and the second vessel, the Dakota Princess, was delivered on March 26, 2010. Both vessels were delivered in China from Nantong Yahua Shipbuilding Group Co., Ltd.  Two of the remaining four vessels are scheduled for delivery during the second half of 2010 and the last two deliveries are scheduled for 2011.  The two new vessels that are expected to be delivered in the third and fourth quarters of 2010 have been named Montauk Maiden and Omaha Belle, respectively.

    We target niche markets, which include trade routes, ports and cargos not efficiently served by container and large dry bulk vessel operators. In order to effectively serve these markets, we offer regularly scheduled voyages using our fleet of multipurpose tweendeckers and handysize and handymax dry bulk carriers.  Tweendeck vessels are differentiated by their retractable decks that can create separate holds, facilitating the transportation of non-containerized cargos.  Our vessels are able to navigate and service many ports with restrictions on vessel size and transport many types of cargo that cannot be carried efficiently by container or large dry bulk carriers.

    As part of our comprehensive transportation service offering, we provide portside and inland logistics, related support services and solutions for challenging cargos.  In order to provide these services, we employed a professional staff of approximately 160 employees as of March 31, 2010, with extensive experience and diverse backgrounds.  In addition, our affiliate, TBS Commercial Group Ltd. has fully staffed agencies and representative offices on five continents, with local teams of commercial agents and port captains who meet regularly with customers to tailor solutions to their logistics needs. We believe this full-service approach to shipping provides a superior level of service that has resulted in the development of long-term relationships with our customers.

    Our customers rely on our regular service as an integral part of their supply chain, and many of these relationships have been maintained for over 16 years.  We serve approximately 300 customers in more than 20 countries.  We have developed long-term relationships with established and well-respected industrial shippers in diverse markets including mining, steel manufacturing, trading, heavy industry, industrial equipment and construction.  We believe our business model allows us to respond rapidly to our customers’ changing demands and short delivery windows, increasing the value of our services to them as we enable them to schedule production and distribution.

Drydocking

During 2007 and 2008, we engaged in an accelerated steel renewal and replacement program for our drydocked vessels.  Consequently, in 2009 and through the first quarter of 2010 we realized savings in steel renewal and replacement drydocking costs for some vessels, and we expect to realize additional savings on future drydockings. Under the accelerated program, steel renewal and replacement were made on the basis of the physical condition of the vessel, including renewals and replacements that were, at that time, believed to be required in the upcoming five to ten years.

Vessels must be drydocked twice during a five-year cycle. Our controlled fleet of 49 vessels at March 31, 2010, would require approximately 98 drydockings over five years for an average of 20 vessels per year.   The first drydocking of a newly constructed vessel, which would be a special survey of the vessel, is typically done five years after delivery of the vessel from the shipyard.

Two vessels that entered into drydock during the fourth quarter of 2009 continued their drydocking for 28 days into the first quarter of 2010.  Two other vessels entered drydock during the first quarter of 2010 for 45 days each.  Our quarterly schedule of vessels drydocked and anticipated to be drydocked during 2010, including actual and estimated number of drydock days and metric tons of steel renewal, is as follows:

	Number of vessels in drydock from previous quarter	Number of vessels entering drydock during quarter	Number of drydock days during quarter		Approximate metric tons (MT) of steel installed
Actual
First Quarter 2010	2	2	73	days	85	MT
Estimated
Second Quarter 2010		6	140	days	470	MT
Third Quarter 2010	2	3	90	days	350	MT
Fourth Quarter 2010	2	4	127	days	790	MT
Total for 2010		15	430	days	1,695	MT

    We estimate that vessel drydockings that require less than 100 metric tons of steel renewal will take from 25 to 35 days and that vessel drydockings that require 100 to 500 metric tons of steel renewal will take from 35 to 75 days. We capitalize vessel improvements, including steel renewal and reinforcement, in connection with the first drydocking after we acquire a vessel.

New Ship Building

    We are expanding our fleet of multipurpose retractable tweendeckers through our newbuilding program. In 2007, we contracted a Chinese shipyard to build six newly designed vessels named the "Roymar Class".  These 34,000 dead weight tons (“dwt”) vessels are a larger vessel class and their addition to our fleet will be a significant milestone in the implementation of our business plan to modernize and expand our fleet.  While we remain committed to expanding our fleet, pending a significant change in global economic conditions, we are temporarily suspending any further acquisitions of secondhand vessels.  Our current business strategy includes growing through newbuildings of multipurpose tweendeckers and chartering-in vessels as needed.

    We have taken delivery of the first two of six newbuildings.  The Rockaway Belle was delivered in September 2009 and Dakota Princess, was delivered in March 2010.  Two of the remaining four newbuildings are scheduled for delivery during 2010 and two are scheduled for delivery in 2011.   At March 31, 2010, the scheduled milestones met for the four remaining vessels under construction are listed below. In addition, upcoming milestones including the anticipated delivery of the vessels are as follows:

Milestone
Corporate Owner	Hull Number:	Future Vessel Name	Contract Signing	Steel Cutting	Keel Laying	Launching	Anticipated Delivery
Dorchester Maritime Corp.	NYHS200722	Montauk Maiden	Met	Met	Met	Met	3rd Qtr 2010
Longwoods Maritime Corp.	NYHS200723	Comanche Maiden	Met	Met	Met	3rd Qtr 2010	1st Qtr 2011
McHenry Maritime Corp.	NYHS200724	Omaha Belle	Met	Met	Met	2nd Qtr 2010	4th Qtr 2010
Sunswyck Maritime Corp.	NYHS200725	Maya Belle	Met	Met	2nd Qtr 2010	4th Qtr 2010	3rd Qtr 2011

Components of revenue and expense

We report our revenue as voyage revenue, reflecting the operations of our vessels that are not chartered out, and charter revenue, reflecting the operations of our vessels that have been chartered out to third parties.  Voyage revenue and expenses for each reporting period include estimates for voyages in progress at the end of the period.  For voyages in progress at March 31, 2010, we recognized voyage expense as incurred and recognized voyage revenues ratably over the length of the voyage.  When a loss is forecast for a voyage, the full amount of the anticipated loss is recognized in the period in which that determination is made.  Revenue from time charters in progress is calculated using the daily charter hire rate, net of daily expenses multiplied by the number of voyage day’s on-hire through period end.

    Voyage revenue consists of freight charges paid to our subsidiaries for the transport of customers' cargo.  Freight rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.  The key factors driving voyage revenue are the number of vessels in the fleet, freight voyage days, revenue tons carried and freight rates.

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

Vessel expenses are vessel operating expenses that consist of crewing, stores, lube oil, repairs and maintenance including registration taxes and fees, insurance and communication expenses for vessels we control and charter hire fees we pay to owners for use of their vessels.  The costs are paid by our subsidiaries.

Depreciation and amortization is computed for vessels and vessel improvements on the remaining useful life of each vessel, which is estimated as the period from the date we put the vessel into service to the date 30 years from the time that the vessel was initially delivered by the shipyard. Drydock costs are amortized on a straight-line basis over the period through the date of the next drydocking which is typically 30 months.  Other fixed assets, consisting principally of computer hardware, software and office equipment are depreciated on a straight-line basis using useful lives of from three to seven years.  Grabs are depreciated on a straight-line basis using useful lives of ten years.  Vessel leasehold improvements, which are included with vessel improvements and other equipment, are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

Commissions on freight and port agency fees, include payments to both unrelated parties and to two related companies, Beacon Holdings Ltd. ("Beacon") and TBS Commercial Group Ltd. ("TBS Commercial Group") that are owned by our principal shareholders.  Management fees and commissions paid to Beacon and TBS Commercial Group are fixed under agreements, and any new management agreements or amendments to the current management agreements with Beacon and TBS Commercial Group are subject to approval by the Compensation Committee of TBSI’s board of directors.

Results of Operations

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage

Voyage revenue	$74,358	74.2	$64,513	90.6	9,845	15.3
Time charter revenue	22,903	22.9	6,171	8.7	16,732	271.1
Logistics revenue	2,652	2.7	266	0.4	2,386	897.0
Other revenue	156	0.2	208	0.3	(52)	(25.0)
Total revenue	100,069	100.0	71,158	100.0	28,911	40.6

Voyage expense	34,780	34.7	28,999	40.8	5,781	19.9
Logistics	1,877	1.9	249	0.4	1,628	653.8
Vessel expense	27,771	27.8	27,979	39.3	(208)	(0.7)
Depreciation and amortization	25,497	25.5	22,719	31.9	2,778	12.2
General and administrative	12,373	12.4	8,686	12.2	3,687	42.4
Total operating expenses	102,298	102.3	88,632	124.6	13,666	15.4
(Loss) from operations	(2,229)	(2.3)	(17,474)	(24.6)	15,245	(87.2)
Other (expenses) and income
Interest expense	(5,396)	(5.4)	(3,511)	(4.9)	(1,885)	53.7
Loss on extinguishment of debt	(200)	(0.2)			(200)
Other income (expense)	(18)		(303)	(0.4)	285	(94.1)
Net (loss)	$(7,843)	(7.9)	$(21,288)	(29.9)	$13,445	(63.2)

 Voyage revenue

    To provide a more complete analysis of our operations, selected key metrics, including voyage days, revenue tons "RT" and average freight rates are shown for all cargos and separately, for each of non aggregate cargos and aggregate cargos.  Aggregate cargos are high-volume, low freighted cargo consisting principally of construction materials such as crushed stone. While average freight rates on aggregates bulk cargo are lower than average freight rates on other types of cargos, voyage costs are also lower resulting in comparable daily time charter equivalent rates. The table below shows key metrics related to voyage revenue:

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)

Number of vessels (1)	31	35	(4)	(11.4)%
Days available for hire (2)	2,856 days	3,198 days	(342) days	(10.7)%
Freight voyage days (3)	2,804 days	3,116 days	(312) days	(10.0)%
Revenue tons carried (thousands) (4)
For all cargos	2,674 RT	2,148 RT	526 RT	24.5%
Other than aggregate cargos	1,239 RT	1,153 RT	86 RT	7.5%
Aggregate cargos	1,435 RT	995 RT	440 RT	44.2%
Freight Rates (5)
For all cargos	$27.81	$30.04	$(2.23)	(7.4)%
Other than aggregate cargos	$52.84	$44.78	$8.06	18.0%
Aggregate cargos	$6.20	$12.96	$(6.76)	(52.2)%
Daily time charter equivalent rates (6)	$14,511	$11,685	$2,826	24.2%

(1)	Weighted average number of vessels in the fleet, excluding chartered out vessels.
(2)	Number of days that our vessels were available for hire, excluding chartered out vessels.
(3)	Number of days that our vessels were earning revenue, excluding chartered out vessels.
(4)
Revenue tons is a measurement on which shipments are freighted.  Cargos are rated as weight (based on metric tons) or measure (based on cubic meters); whichever produces the higher revenue will be considered the revenue ton.

(5)	Weighted average freight rates measured in dollars per revenue ton.
(6)
Daily Time Charter Equivalent or "TCE" rates are defined as voyage revenue less voyage expenses during the period divided by the number of available freight voyage days during the period. Voyage expenses include: fuel, port call, commissions, stevedore and other cargo related and miscellaneous voyage expenses.  No deduction is made for vessel or general and administrative expenses. TCE includes the full amount of any probable losses on voyages at the time such losses can be estimated. TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

    The increase in voyage revenue for the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due to an increase in revenue tons carried.

     Average freight rates for other than aggregate cargos increased $8.06 per ton, or 18.0%, to $52.84 per ton for the three months ended March 31, 2010, as compared to $44.78 per ton for the same period in 2009.  During the first quarter of 2010 we saw a strengthening of freight rates for bulk cargos, metal concentrates and agricultural products.  However, freight rates for steel products, which is one of the larger cargo groups that we transport, remained comparable to the 2009 first quarter levels.  Average freight rates for aggregate cargos decreased $6.76 per ton, or 52.2%, to $6.20 per ton for the three months ended March 31, 2010, as compared to $12.96 per ton for the same period in 2009.  The decrease in average freight rates was due to lower average revenue earned on each voyage caused by decreased port congestion that reduced demurrage revenue.  Demurrage revenue is the additional compensation for the detention of a ship by a customer beyond the time allowed for loading or unloading.  Overall average freight rates for all cargos decreased $2.23 per ton, or 7.4%, to $27.81 per ton for the three months ended March 31, 2010, as compared to $30.04 per ton for the same period in 2009.

    For the three months ended March 31, 2010 and 2009 we had contacts of affreightment, expiring through late 2011, under which we carried approximately 607,000 RT and 1,134,000 RT, which generated $9.3 million and $20.9 million, respectively of voyage revenue.

    Revenue tons carried increased 526,000 RT or 24.5% to 2,674,000 RT for the three months ended March 31, 2010 from 2,148,000 RT for the same period in 2009. The increase in non-aggregate revenue tons carried of approximately 86,000 RT was lead primarily by higher bulk and steel cargos.  Aggregates carried for the three months ended March 31, 2010 increased by 440,000 RT as compared to the same period in 2009, due to an increase in the number of spot aggregate voyages in 2010.

    The following table shows revenues attributed to our principal cargos:

	Three Months Ended
	March 31, 2010		March 31, 2009		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	%
Aggregates	$8,899	12.0	$12,902	20.0	$(4,003)	(31.0)
Steel products	20,744	27.9	11,858	18.4	8,886	74.9
Agricultural products	16,331	22.0	11,810	18.3	4,521	38.3
Metal concentrates	9,131	12.3	10,145	15.7	(1,014)	(10.0)
Project cargo	3,421	4.6	4,297	6.7	(876)	(20.4)
General cargo	1,313	1.8	4,232	6.6	(2,919)	(69.0)
Rolling stock	1,968	2.6	3,402	5.2	(1,434)	(42.2)
Other bulk cargo	8,921	12.0	1,971	3.0	6,950	352.6
Fertilizers	1,979	2.7	1,716	2.7	263	15.3
Automotive products	1,223	1.6	1,459	2.3	(236)	(16.2)
Other	428	0.5	721	1.1	(293)	(40.6)
Total voyage revenue	$74,358	100.0	$64,513	100.0	$9,845	15.3

Time charter revenue

    The key metrics related to time charter revenue are as follows:

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)

Time Charter Revenue (in thousands)	$22,903	$6,171	$16,732	271.1%
Number of vessels (1)	15	10	5	50.0%
Time Charter days (2)	1,337	887	450	50.7%
Daily charter hire rates (3)	$17,130	$6,958	$10,172	146.2%
Daily time charter equivalent rates (4)	$16,299	$5,947	$10,352	174.1%

(1)	Weighted average number of vessels chartered out.
(2)	Number of days the vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Daily Time Charter Equivalent or "TCE" rates for vessels that are time chartered out are defined as time charter revenue during the period reduced principally by commissions divided by the number of available time charter days during the period.  Commission for vessels that are time chartered out for the three months ending March 31, 2010 and March 31, 2009 were $1.1 million and $0.3 million, respectively. For the three months ending March 31, 2009, time charter voyages include fuel cost of $0.6 million. The fuel cost is related to fuel price differentials caused by volatility in the fuel market and the cost for ballasting vessels to time charter delivery ports.  No deduction is made for vessel or general and administrative expenses.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

     The increase in time charter revenue was primarily due to higher average charter hire rates, which increased $10,172 per day to $17,130 for the three months ended March 31, 2010 from $6,958 for the comparable period in 2009.  Charter hire rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. Increases in the average charter hire rate per day are reflective of the recovering worldwide economy.  Adding to the increase in time charter revenue was an increase in time charter-out days caused by a reduction in use of some of our controlled vessels in our established voyage business.

Logistics revenue

    Logistics revenues represent revenues from cargo and transportation management services provided in connection with our Five Star Service.  Logistics revenue increased $2.4 million for the three months ended March 31, 2010 as compared to the same period in 2009, due mainly to an expansion into new markets and a slight strengthening in several targeted industries.

Voyage expense

    Voyage expenses are costs attributable to specific voyages.  The number of voyage days is a significant determinant of voyage expense, which consists of fuel costs, commissions, port call, stevedoring and other cargo related costs, and miscellaneous voyage expense.

    The principal components of voyage expense were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of 2009 Expense	As a % of Voyage & Time Charter Revenue

Fuel expense	$17,634	50.7	18.1	$14,124	48.7	20.0	$3,510	24.9	(1.9)
Commission expense	5,243	15.1	5.4	3,299	11.4	4.7	1,944	58.9	0.7
Port call expense	6,503	18.7	6.7	5,807	20.0	8.2	696	12.0	(1.5)
Stevedore and other
cargo-related expense	2,986	8.6	3.1	3,071	10.6	4.3	(85)	(2.8)	(1.2)
Miscellaneous voyage
expense	2,414	6.9	2.5	2,698	9.3	3.8	(284)	(10.5)	(1.3)
Voyage expense	$34,780	100.0	35.8	$28,999	100.0	41.0	$5,781	19.9	(5.2)

    Voyage expense increased $5.8 million or 19.9% for the three months ended March 31, 2010, as compared to the same period in 2009, principally due to an increase in fuel expense and commission expense.

    The increase in fuel expense was the result of an increase in the average price per metric ton "MT", partially offset by a decrease in consumption.  For the three months ended March 31, 2010, the average price per MT increased $133 or 35.4% to $509 per MT from $376 per MT for the same period in 2009.  Consumption decreased 2,904 MT or 7.7% to 34,618 MT for the three months ended March 31, 2010 from 37,522 MT in 2009, due to an increase in time-chartered-out vessels.  When vessels are time chartered- out the cost of fuel is the responsibility of the charterer.  Average fuel cost per freight voyage day was $6,289 for the three months ended March 31, 2010 and $4,533 for the same period in 2009.

    The increase in commission expense for the three months ended March 31, 2010 was principally caused by the increase in freight and time charter revenue for the three months ended March 31, 2010 as compared to the same period in 2009.

     Port call expense varies from period to period depending on the number of port calls, port days and cost structure of the ports called upon. The increase in port call expense for the three months ended March 31, 2010 is primarily due an increase in the number of port calls offset partially by a decrease in total port days.  The number of port calls increased to 285 port calls for the three months ended March 31, 2010 from 270 port calls for the same period in 2009 and the total aggregate port days decreased 681 days for the three months ended March 31, 2010 to 1,265 port days as compared to 1,946 port days for the same period in 2009.

Logistics expenses

    Logistics expenses, which represents expenses associated with logistics movements, increased $1.7 million to $1.9 million for the three months ended March 31, 2010 from $0.2 million for the same period in 2009.  Logistics operating margins improved to 29.2% for the first quarter of 2010 as compared to 6.4% for the first quarter of 2009, mainly due to our ability to pass on more of logistics expenses to customers.

Vessel expense

    Vessel expense consists of costs we incur to own/control and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, crew costs, insurance, lube oil, maintenance, and registrations and fees for vessels we own or control.  The following table sets forth the basic components of vessel expense:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Per-centage
Owned vessel expense	$25,212	90.8	$24,952	89.2	$260	1.0
Chartered-in vessel expense			965	3.4	(965)	(100.0)
Controlled vessel expense	2,559	9.2	1,616	5.8	943	58.4
Space charter expense			446	1.6	(446)	(100.0)
Vessel expense	$27,771	100.0	$27,979	100.0	$(208)	(0.7)

    The 0.7% decrease in vessel expense was primarily due to our not chartering-in vessels or taking any space charters during the first quarter 2010.  We charter-in vessels and take space charters to meet specific customer needs.

    The increase in owned vessel expense was mainly due to an increase in the average number of controlled vessels, which increased to an average of 48 vessels during the three months ended March 31, 2010, as compared to an average of 47 vessels for the same period in 2009.  Increases in our controlled fleet translate to an increase in vessel days, which are the total days we operate our controlled vessels.  The Rockaway Belle, which was delivered in September 2009, and the Dakota Princess, which was delivered in late March 2010, increased vessel days by 95 days to 4,325 days during the first quarter of 2010 from 4,230 days for the comparable period in 2009.  The increase in owned vessel expense was partially offset by a $95 per day decrease in the average operating expense day rate to $5,829 per day for the three months ended March 31, 2010, as compared to $5,899 per day for the same period in 2009.  Average operating expense day rates decreased principally due to decreases in classification and insurance expenses.

    Controlled vessel expense consists of charter hire-in costs for two vessels under separate charter agreements that contain purchase options.  We charter-in under bareboat charters the Laguna Belle and Seminole Princess both of which were part of a sale/ leaseback transaction that we entered into the end of January 2007.  In connection with our obtaining a waiver of financial covenants contained in the charter agreements the charter terms were revised, effective February 1, 2010, increasing the average daily charter rate per ship by $527 per day over the remaining term of the charters.  Controlled vessel expense includes approximately $0.8 million in charter hire costs that continue into the second quarter on two voyages where a loss was forecasted at March 31, 2010.  When a loss is forecast for a voyage, the full amount of the anticipated loss, including vessel expense, is recognized in the period in which the loss determination is made.

Depreciation and amortization

    The 2.8 million or 12.4% increase in depreciation and amortization expense to $25.5 million for the three months ended March 31, 2010 compared to $22.9 million for the same period in 2009 was due to increased vessel improvements and to a lesser extent, the growth of our owned/controlled fleet.  Our owned/controlled fleet increased to an average of 48 vessels for the three months ended March 31, 2010 from an average of 47 vessels for the three months ended March 31, 2009.

General and administrative expense

    General and administrative expense increased $3.7 million for the first quarter of 2010 as compared to the same period for 2009.  The increase is primarily due to $2.5 million recorded in the first quarter of 2010 as part of a $10.0 million 2010 noncash stock bonus.  Approximately $0.4 million in professional fees incurred in connection with the redomestication of the Company from Bermuda to Ireland added to the increase in general and administrative expense.

Loss from operations

    The decrease in loss from operations for the three months ended March 31, 2010 as compared to the same period for 2009 was mainly attributed to a strengthening of market conditions in the ocean transport industry, which resulted in higher cargo volumes and higher daily time charter equivalent rates.  The higher revenue caused operating margin to improve to a negative 2.3% for the first quarter of 2010 from a negative 24.6% for the same period in 2009.

Interest expense

    Interest expense increased $1.9 million for the three months ended March 31, 2010 as compared to the same period in 2009 principally due to higher bank margins, offset partially by a reduction in interest expense due to lower debt levels. Our average effective interest rate, including the amortization of finance costs and interest swap related costs, increased to approximately 8.1% for the three months ended March 31, 2010 as compared to approximately 4.9% for the same period in 2009.

Loss on Extinguishment of Debt

    The $0.2 million loss on extinguishment of debt in 2010 was due to the write-off of unamortized deferred financing costs for the BOA Revolving Credit Facility made in connection with the final loan amendments and waivers to our credit facilities.

Balance Sheet

Fuel and Other Inventories

    Fuel and other inventories at March 31, 2010 decreased $0.6 million to $14.4 million from the December 31, 2009 balance of $15.0 million, due to a $1.1 million decrease in fuel inventories that was partially offset by a $0.5 million increase in lubricating oil inventories. Changes in fuel quantities resulted principally from the timing of vessel refueling and the number of vessels on time charter.  When a vessel is time chartered out, the fuel on board the vessel is sold to the charterer and later repurchased at a price stipulated in the charter party agreement.  Vessels having fuel included in inventory decreased to 29 vessels as of March 31, 2010 as compared to 32 vessels as of December 31, 2009, which resulted in a $1.4 million decrease.  The decrease due to lower fuel quantities was partially offset by a $0.3 million increase due to higher average fuel prices. At March 31, 2010, the combined average price for industrial fuel oil/marine diesel oil increased to $521 per metric ton from a combined average price of $503 per metric ton at December 31, 2009.  The increase of $0.5 million in lubricating oil inventories resulted mainly from higher lubricating oil quantities on board vessels at March 31, 2010.  Lubricating oil quantities will vary based on the timing of deliveries to the vessels.

Charter Hire Receivables

Our gross charter hire receivables balance at March 31, 2010 and December 31, 2009 was $35.8 million and $35.6 million, respectively. In accordance with our reserve policy, we review the outstanding receivables by customer and voyage at the close of each quarter, identifying those receivables that are deemed to be at risk for collection and reserve an appropriate amount.  At March 31, 2010 and December 31, 2009 our reserve totaled $1.0 million resulting in net charter hire receivables of $34.8 million and $34.6 million, respectively.

Other Commitments

Our contractual obligations as of March 31, 2010 are shown in the following table (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$340,287	$75,840	$164,294	$18,085	$82,068
Estimated variable interest payments (2)	68,549	28,100	22,669	13,415	4,365
Operating Lease obligations (3)	24,096	6,750	12,307	5,039
Other Purchase obligations (4) (5)	59,500	43,800	15,700
Total contractual cash obligations	$492,432	$154,490	$214,970	$36,539	$86,433

(1)
As of March 31, 2010, we had $340.3 million of indebtedness outstanding under loans to our  subsidiaries that we guarantee, $27.6 million under the $40.0 million credit facility with Credit Suisse, $35.9 million under the $75.0 million credit facility with DVB Group Merchant Bank (Asia) Ltd., $16.6 million under the $35.0 million credit facility with AIG Commercial Equipment Finance, $66.5 million under the $142.5 term loan with Bank of America,  $75.0 million under the $85.0 million revolving credit facility with Bank of America, $3.5 million under the $12.5 million credit facility with Commerzbank AG, $7.3 million under the $13.0 million credit facility with Berenberg Bank and $107.9 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building program.  The above schedule does not reflect future advances of $40.0 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building.

(2)
Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding at March 31, 2010 and an annual interest rate of 8.0%, which approximates the average interest rate on all outstanding debt at March 31, 2010.

(3)	Operating lease obligations includes obligations under two seven-year bareboat charters for the Seminole Princess and the Laguna Belle and office leases.

(4)
Approximately $40.0 million of the purchase obligation for the new vessels will be funded under the $150.0 million credit facility with The Royal Bank of Scotland for the newbuilding program. Under the loan modification construction advances made during the covenant waiver period  are  subject to adjustment if the amount scheduled for advance by the lenders, exceeds 75% of the value of the vessel, as determined by a valuation of similar size and type ship and due to be delivered at the same time as  the  ship in construction.  We had outstanding purchase obligations to the shipyard at March 31, 2010 on the purchase of the four remaining vessels to be delivered as follows (in thousands):

Owning Subsidiary	Hull Number	Total	Less than 1 year	1-3 years
Dorchester Maritime Corp.	NYHS200722	$7,800	$7,800	$
Longwoods Maritime Corp.	NYHS200723	14,800	7,000		7,800
McHenry Maritime Corp.	NYHS200724	14,800	14,800
Sunswyck Maritime Corp.	NYHS200725	21,800	14,000		7,800
	Total	$59,200	$43,600		$15,600

(5)
In connection with the newbuilding program, we entered into a contract for the supervision and inspection of vessels under construction.  As of March 31, 2010, commitments under the contract were $0.3 million, with $0.2 million due within one year and $0.1 million due between one and three years.

Liquidity and Capital Resources

    Our ability to fund operating expenses and capital expenditures and our ability to make scheduled payments of interest and debt principal will depend on future operating performance, prevailing economic conditions and financial and other factors beyond our control.  Refer to the disclosures below as well as those referenced under Part II. Item 2. "Item 1A. Risk Factors" and under "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 16, 2010.

    Our principal sources of funds are operating cash flows and long-term bank borrowings.  Our primary uses of funds are expenditures to operate our fleet of vessels, capital expenditures to maintain the quality of our fleet and keep us in compliance with international shipping standards and regulations, and payments of principal and interest on our outstanding debt.  During the first quarter of 2010 management continued its efforts to mitigate the impact of the economic decline by extending many of the actions it took at the beginning of the financial crisis in late 2008 and during 2009.  These actions included but were not limited to freezing substantially all salaries at 2008 levels; scaling back our steel renewal and reinforcement during drydockings; suspending the purchase of second-hand bulk carriers and reducing capital expenditures.  Under our accelerated steel renewal and reinforcement program we renewed and replaced steel that we expected would be required over the next five to ten years.  We believe that the acceleration of steel renewals and replacements during 2008 and prior have helped reduce expenditures on current drydockings and will help reduce future drydocking expenditures.  Resumption of the acquisition of vessels will be subject to improvement in global economic conditions, management’s expectations, and the availability of funding on favorable terms

    Our business is capital intensive, and our future success will depend on our ability to maintain a high-quality fleet through the ongoing maintenance of our currently owned ships and, in the long term, the acquisition of additional ships.  We believe our current cost containment efforts will not impact our long-term goals.

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (in thousands):

	March 31,	December 31,
	2010	2009
Cash and cash equivalents (1)	$37,830	$51,040
Net working capital (deficit) (2)	(26,308)	(285,823)

(1)
At March 31, 2010 and December 31, 2009, cash and cash equivalents exclude $6.2 million and  $8.7 million, respectively, in restricted cash, which is now to be used as collateral for our share of payments due on the last two vessels under construction that are anticipated to be delivered in 2011.

(2)
The net working capital deficit at December 31, 2009, includes $277.7 million of long term debt reclassified as current because the debt was deemed callable by the bank, see Note 8 – Financing in the consolidated financial statements.  If long-term debt were not reclassified there would have been a net working capital deficit of $8.1 million.

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities (1)	$10,793	$10,894
Vessel acquisition / Capital improvements costs (2)	(13,290)	(13,698)

(1)	Included in net cash provided by operating activities are $2.5 million and $5.4 million in drydocking expenditures for the three months ended March 31, 2010 and 2009, respectively.
(2)
Included in vessel acquisitions / capital improvements is $9.4 million and $1.9 million in vessel construction in progress costs for the three months ended March 31, 2010 and 2009, respectively.  Approximately $5.0 million for both the three months ended March 31, 2010 and 2009 was drawn down on The Royal Bank of Scotland Credit Facility ("RBS Credit Facility"), which is funding approximately two thirds of the new vessel construction program costs.

    Our current operations generate sufficient cash flow to fund operations and general and administrative costs.  We believe that our liquidity and capital resources are sufficient to meet our obligations for the foreseeable future. As of March 31, 2010, we had a working capital deficit of $26.3 million, which we plan to reduce through cost containment efforts and cash flow from operations.

Future Capital Requirements

    Our capital requirements, which include vessel improvements, our share of payments to the shipyard for vessels under construction and debt repayment has historically been significant.  We anticipate that for the balance of 2010 vessel acquisition and capital improvements expenditures will be approximately $58.3 million, including approximately $44.0 million relating to the four remaining vessels under construction.  Approximately $30.0 million of this is expected to be funded through the RBS credit facility.  We expect to make approximately $58.0 million in debt repayments during the remaining three quarters of 2010.  Estimated future cash requirements for the next three quarters of 2010 of approximately $86.3 million is expected to be funded from cash flows from operations. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our ships, the ability of the shipyard to meet the current vessel delivery schedule and, most importantly, the pace of the world economic recovery and expansion.

Revolving Credit Facility

    The Bank of America syndicated credit facility ("BOA Credit Facility") provided $151.5 million in borrowing capacity at March 31, 2010, consisting of an $85.0 million five-year revolving credit facility ("Revolver") and a term loan ("BOA Term Loan") with a current remaining balance of $66.5 million.  The terms of the Revolver allow us to borrow up to an $85.0 million limit subject to a borrowing base calculated on the value of the vessels, as determined by an independent appraiser.  Under the amended and restated BOA Credit Facility, which became effective in May 2010 once amendments of all credit agreements were approved, the amount available under the Revolver was reduced to the current outstanding amount of $75.0 million effective March 31, 2010.  The full proceeds of any future sale or total loss of a vessel collateralizing the BOA Credit Facility or any disposition of any asset owned by a BOA Credit Facility borrowing subsidiary is required to be applied toward the prepayment of the Revolver.  The amount available under the Revolver, which expires March 2012, is reduced by any prepayments made.

Credit Facilities

    The economic downturn and its effect on the market value of vessels gave an indication of possible collateral coverage (loan to value) and financial covenant issues in 2009 and we initiated discussions with our lenders to obtain a waiver of the collateral coverage requirement and to waive or modify the financial covenants.  Based on third-party vessel valuations we concluded that we would not meet our collateral coverage requirements on some of our credit facilities.  Consequently, we obtained waivers from all of our lenders to the collateral coverage requirement.

    Our various debt agreements contain both financial and non-financial covenants, and include customary restrictions on our ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of our business. The financial covenants require that we maintain minimum cash and cash equivalent balances and have tangible net worth within defined limits as well maintain certain fixed charge and leverage ratios.  The more restrictive credit agreements restrict the amount of leverage, investment and capital expenditures we may undertake without consent of the lender.  We are required to maintain collateral coverage levels and make a mandatory prepayment or deliver additional security in the event that the fair market value of the vessels falls below limits specified in the loan agreement.  The waivers were originally granted through January 1, 2010, but were extended through May 14, 2010, to allow additional time to complete the amendment and restatement of the RBS Credit Facility.

As of March 31, 2010 we met applicable minimum cash liquidity and minimum consolidated interest charge coverage ratio requirements.  Consequently, we were in compliance with financial covenants as of March 31, 2010.  The following table sets forth as of March 31, 2010, a summary of the financial covenants in place including the waived covenants and the actual amounts and ratios of each financial covenant requirement:

Covenant	Required	Actual

Minimum Cash Liquidity	Qualified cash of $25.0 million, which is defined in the agreement as cash and cash equivalents.	$37.8 million

Minimum Consolidated Interest Charge Coverage Ratio	Not less than 1.75 to 1.00.	3.21 to 1.00

Minimum Consolidated Tangible Net Worth
A starting base of $235 million plus 75% of net income per quarter for all quarters after September 30, 2007 plus 100% of increases to shareholders' equity for the issuances of stock.  At March 31, 2010, $501.0 million was the Minimum Consolidated Tangible Net Worth required.
$511.8 million
Waived at
March 31, 2010 (a)

Maximum Consolidated Leverage Ratio	Not more than 3.00 to 1.00	4.37 to 1.00
Waived at
March 31, 2010 (a)

Minimum Consolidated Fixed Charge Coverage Ratio	Not less than 1.50 to 1.00	0.68 to 1.00
Waived at
March 31, 2010 (a)

(a) - Requirement waived if the Minimum Cash Liquidity and Minimum Consolidated Interest Charge Coverage Ratio requirements are met.

    While economic conditions continue to improve, we concluded that absent a waiver it was probable that we would violate the leverage and fixed charge coverage ratios once the existing waivers expired.  In early May 2010 we finalized amendments and restatements of the credit agreements with all our lenders.    The amendments and restatements of the credit agreements set new financial covenant levels, eliminated the minimum consolidated tangible net worth requirement and redefined the computation of EBITDA.  Bank EBITDA, as defined, excludes additional items such as goodwill or vessel impairment charges incurred through December 31, 2011, costs incurred in connection with the redomiciliation of TBSI for up to $3.0 million, non-cash stock compensation to employees of up to $10.0 million in both 2010 and 2011.   The following tables set forth a summary of the material financial covenants in place as of March 31, 2010 and as amended subsequent to March 31, 2010:

Covenant	As of March 31, 2010	As amended subsequent to March 31, 2010
Minimum Cash Liquidity	Qualified cash of $25.0 million, which is defined in the agreement as cash and cash equivalents.	Qualified cash of $15.0 million, which is defined in the agreement as cash and cash equivalents.
Minimum Consolidated Interest Charge Coverage Ratio	Not less than a ratio of 2.50 to 1.00 at March 31, 2010 of Consolidated EBITDA for the four previous quarters to Consolidated interest expense for the same period.
Not less than a ratio of 3.00 to 1.00 at June 30, 2010 and 3.75 to 1.00 at September 30, 2010 of Consolidated EBITDA for the four previous quarters to Consolidated interest expense for the same period.  Not measured after September 30, 2010.

Minimum Consolidated Tangible Net Worth
A starting base of $235 million plus 75% of net income per quarter for all quarters after September 30, 2007 plus 100% of increases to shareholders' equity for the issuances of stock.  At March 31, 2010, $501.0 million was the Minimum Consolidated Tangible Net Worth required.
The Minimum Consolidated Tangible Net Worth requirement was eliminated for quarters after March 31, 2010.

Maximum Consolidated Leverage Ratio	Not more than a ratio of 3.00 to 1.00 of Consolidated Funded Indebtedness, as defined in the loan agreements, at the end of a quarter to Consolidated EBITDA for the four previous quarters.
Not more than a ratio of 5.00 to 1.00 at June 30, 2010, 3.75 to 1.00 at September 30, 2010, 3.00 to 1.00 at December 31, 2010 and March 31, 2011, 2.75 to 1.00 at June 30, 2011 and 2.50 to 1.00 at September 30, 2011 and thereafter, of Consolidated Funded Indebtedness, as defined in the loan agreements, at the end of a quarter to Consolidated EBITDA for the four previous quarters.

Minimum Consolidated Fixed Charge Coverage Ratio
Not less than a ratio of 1.50 to 1.00 [1.25 to 1.00 under the Credit Suisse credit facility] of Consolidated EBITDA for the four previous quarters to Consolidated interest expense for the same period, plus regularly scheduled debt payments for the following 12 months.

Not less than a ratio of 1.10 to 1.00 at December 31, 2010, 1.30 to 1.00 at March 31, 2011, 1.50 to 1.00 at June 30, 2011 and, 1.75 to 1.00 at September 30, 2011 and thereafter of Consolidated EBITDA for the four previous quarters to Consolidated interest expense for the same period plus regularly scheduled debt payments for the following 12 months.

    Beginning with the second quarter of 2010, the amended and restated BOA Credit Facility requires that we obtain quarterly third-party vessel valuations of the vessels collateralizing the credit facility.

    The amendment and restatement of the loan agreements resulted in higher rate margins as summarized in the table below:

Lender	Base and Margin Rate at March 31, 2010	Base and Revised Margin Rate Subsequent to March 31, 2010

Bank of America Credit Facility	LIBOR plus 5.25%	LIBOR plus: 5.25% through June 30, 2010; 5.75% through December 31, 2010; 6.25% through June 30, 2011; 6.75% through December 31, 2011 and 7.25% to maturity.

The Royal Bank of Scotland Credit Facility	LIBOR plus 3.75%	LIBOR plus 5.00%

DVB Group Merchant Bank Credit Facility	LIBOR plus 5.00%	LIBOR plus: 5.25% through June 30, 2010; 5.75% through December 31, 2010; 6.25% through June 30, 2011; 6.75% through December 31, 2011 and 7.25% to maturity.

Credit Suisse Credit Facility	LIBOR plus 2.75%	LIBOR plus 3.25%

AIG Commercial Equipment Finance Inc. Credit Facility	LIBOR plus 5.00% With an Interest Rate Floor of 10%	LIBOR plus 5.00% With an Interest Rate Floor of 10%

Commerzbank AG Credit Facility	LIBOR plus 3.00%	LIBOR plus 4.00%

Joh. Berenberg Gossler & Co. KG Credit Facility	LIBOR plus 4.00%	LIBOR plus 5.00%

We incurred $1.7 million in deferred financing cost in connection with the January 2010 waiver extensions and we incurred $1.7 million in connection with the May 2010 amendments and restatements to the credit facilities.

Our ability to fund operating expenses and capital expenditures and our ability to make scheduled payments of interest and to satisfy any other present or future debt obligations will depend on future operating performance, prevailing economic conditions and financial and other factors beyond our control, including those disclosed below and under "Item 1A. Risk Factors."

Our principal sources of funds are operating cash flows and long-term bank borrowings.  Our principal uses of funds are expenditures to operate our fleet of vessels, capital expenditures to maintain the quality of our fleet and keep us in compliance with international shipping standards and regulations, and to pay principal and interest on outstanding debt.  Through 2009, we continued to experience lower freight rates as a result of the global financial crisis, which began in 2008. Additionally, there was a corresponding reduction in the demand for our services, which began to stabilize in December 2009.  Consequently, our operating cash flows were adversely impacted.

    Below is a summary of investing and financing activities for the three months ended March 31, 2010 and 2009:

Financing Activities for Three Months Ended March 31, 2010

•	We made $15.9 million in scheduled debt principal payments;
•
We borrowed an additional $5.0 million under our $150.0 million credit facility with RBS to fund the construction payments due on the building of our new multipurpose vessels with retractable tweendecks.  At March 31, 2010 we had total borrowings outstanding under the facility of $107.9 million with $40.0 million available under the credit facility, and ,

•	We paid $2.8 million of deferred financing and leasing costs associated with obtaining loan covenant waivers.
•
In January 2010, the Company entered into a joint-venture agreement to form Log.Star Navegação S.A., ("Log-Star").  The Company acquired a 70% economic interest in Log-Star while Logística Intermodal S.A., an unrelated corporation, purchased a noncontrolling interest of 30% for $1.4 million.  Log-Star is engaged in the transport of cargo in the Brazilian coastal cabotage trade as well as in the Amazon River.

Investing Activities for Three Months Ended March 31, 2010

    Using capital from operations and borrowings, we made the following acquisitions and capital improvements:
	Three Months Ended March 31,
	2010	2009
	(in millions)

Vessels purchased	$40.1	$
Amount reclassed from construction in progress to vessels	(40.1)
Construction in progress	9.4		1.9
Vessels improvements and other equipment	3.6		11.2
Other fixed asset additions	0.3		0.6
Total Vessel acquisitions / capital improvement	$13.3		$13.7

•
In connection with our vessel construction program we made payments to the ship building yard and incurred capitalized costs totaling $9.4 million during the first quarter of 2010.  The Dakota Princess was delivered at the end of March 2010 and the vessels costs were transferred from construction in progress to vessels.  Two of the four remaining vessels are scheduled to be delivered during the second half of 2010, and the last two vessels are scheduled to be delivered in 2011.  The project is being funded with our credit facility with The Royal Bank of Scotland and from operating cash flows.

•
We spent $3.6 million for vessel improvements and vessel equipment.  Vessel improvements and other equipment include steel renewal and replacement, major overhauls, new equipment, and takeover costs, including the cost of first drydocking after acquisition.

•
For the three months ended March 31, 2010, $2.5 million was paid to the shipyard from restricted cash.  The Royal Bank of Scotland Credit Facility, as amended, required that we deposit with the bank a portion of installment payments, which are due to the ship building yard and not funded by the credit facility.

Financing Activities for Three Months Ended March 31, 2009

•	We made $7.5 million in scheduled debt principal payments.
•
We made principal payments in the amount of $51.1 million consisting of $3.0 million to Credit Suisse, $19.6 million to DVB, $19.0 million to Bank of America, $7.9 million to AIG, and $1.6 million to Berenberg Bank.

•
We borrowed an additional $5.0 million during the quarter under our $150.0 million credit facility with The Royal Bank of Scotland to fund the construction payments due on the building of six new multipurpose vessels with retractable tweendecks. At March 31, 2009 we had $70.0 million remaining available under the credit facility, and we had total borrowings under the facility of $80.0 million.

•	We paid $2.7 million of deferred financing costs associated with obtaining loan covenant waivers.

Investing Activities 2009 for Three Months Ended March 31, 2009

Using capital from operations and borrowings, we made the following acquisitions and capital improvements:

	Three Months Ended March 31,
	2009		2008
	(in millions)

Vessels purchased	$		$148.4
Vessels improvements and other equipment		11.2	4.7
Construction in progress		1.9	22.4
Other fixed asset additions		0.6	2.3
		13.7	177.8
Less: Vessel deposits paid in prior year			(14.8)
Total Vessel acquisitions / capital improvement		$13.7	$163.0

•
In connection with our construction program to build six newly designed multipurpose vessels with retractable tweendecks, we made payments to the ship building yard and incurred capitalized costs totaling $1.9 million. These ships were designed by a TBSI team drawn from all phases of our operation specifically to optimize our efficient cargo transportation in our trade lanes, support the requirements of our loyal customer base and enhance the growth of our business. Two of the vessels were delivered prior to March 31, 2010, two vessels are scheduled to be delivered during the remainder of 2010 and the last two vessels are scheduled to be delivered in 2011.The project is being funded from our $150.0 million credit facility with RBS and operating cash flow.

•
In connection with the March amendment to the RBS Facility we are required to keep on deposit $20.0 million with RBS, which represents the portion of payments due to the shipyard during 2009 that are not funded  by the RBS Facility.

•
We spent $11.2 million for vessel improvements and vessel equipment. Vessel improvements and other equipment include steel renewal and replacement, major overhauls, new equipment, and takeover costs, including the cost of first drydocking after acquisition.

Dividend Policy

    As of March 31, 2010, we have never declared or paid dividends on our ordinary shares. Provisions of our debt instruments and related loan agreements for our syndicated credit facilities allow the subsidiaries borrowing under the credit facilities to pay dividends to us but restrict us from declaring or making dividends or other distributions that would result in a default of the credit facility or exceed 50% or our prior year’s consolidated net income. These restrictions may restrict our ability to pay dividends on our ordinary shares. Future dividends, if any, on our ordinary shares will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with Irish law.

    Under Irish law, TBS International plc must have “distributable reserves” in its unconsolidated balance sheet prepared in accordance with the Irish Companies Acts to enable it to pay cash dividends buy back shares in the future.  Our shareholders passed a resolution that created “distributable reserves” in accordance with Irish law.

    Distributions made by us will generally be subject to dividend withholding tax at Ireland’s standard rate of income tax (currently 20 percent). For dividend withholding tax purposes, a dividend includes any distribution made by TBSI to its shareholders, including cash dividends, non-cash dividends and additional stock or units taken in lieu of a cash dividend. TBSI is responsible for withholding dividend withholding tax and forwarding the relevant payment to the Irish Revenue Commissioners.

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

•	in the case of other shareholders, the shareholder has provided to the transfer agent of TBSI a valid W-9 showing either a U.S. address or a valid taxpayer identification number.

    Irish income tax may also arise with respect to dividends paid on the ordinary shares of TBSI.  A U.S. resident who meets one of the exemptions from dividend withholding tax described above and who does not hold shares in the Company through a branch or agency in Ireland through which a trade is carried on generally will not have any Irish income tax liability on a dividend paid by TBSI. In addition, if a U.S. shareholder is subject to the dividend withholding tax, the withholding payment discharges any Irish income tax liability, provided the shareholder furnishes to the Irish Revenue authorities a statement of the dividend withholding tax imposed.

While the U.S./Ireland Double Tax Treaty contains provisions regarding withholding tax, due to the wide scope of the exemptions from dividend withholding tax available under Irish domestic law, in general it would be unnecessary for a U.S. resident shareholder to rely on the treaty provisions.

Summary of Critical Accounting Policies

    The discussion and analysis of our results of operations, financial condition, and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may materially differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties and could result in materially different results under different assumptions and conditions.  We believe that there have been no material changes in our critical accounting policies from those disclosed in our 2009 Form 10-K filed with the Securities and Exchange Commission on March 30, 2010.

New Accounting Pronouncements

Adopted

     In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to Topic 820 regarding the accounting for fair value measurements and disclosures. This amendment provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.details.  This amendment is effective in the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The amendment did not have an impact on the Company’s financial statements disclosures in the first interim period after it became effective. In addition, the amendment is not expected to have an impact on our consolidated financial statement disclosures for the periods beginning after December 15, 2010.

    In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes, as discussed in ASC Topic 810 - Consolidation, require an enterprise (i) to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; (iii) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iv) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance: and (v) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. Adoption of this guidance, which became effective January 1, 2010, did not have an impact on our consolidated financial statements.

In May 2009, the FASB issued guidance which was subsequently amended in February 2010 regarding accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance, which is outlined in ASC Topic 855 – Subsequent Events, establishes the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes did not have an impact on our consolidated financial statements because the Company already followed a similar approach prior to the adoption of this guidance.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk:

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

    At March 31, 2010, we had $340.3 million of floating debt outstanding.  In order to hedge our interest rate risk, we entered into interest rate swap contracts that hedged approximately 50.7% of our outstanding debt at March 31, 2010. We had interest rate swap contracts to pay an average fixed rate of 3.79% before loan margin and receive a floating rate of interest on the notional amount of $172.4 million. At March 31, 2010, 2010, the fair value of interest rate swap agreements was a $10.3 million liability.  Interest loan margins over LIBOR at March 31, 2010, after changes made under the December 2009 loan modifications, were 5.25% on $141.5 million of debt; 5.00%, on $52.5 million of debt; 4.00% on $7.3 million of debt; 3.75% on $107.9 million of debt 3.00% on $3.5 million of debt; and 2.75% on $27.6 million of debt.

    As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have increased our net loss for the three months ended March 31, 2010 by approximately $0.4 million, based on our unhedged debt $167.9 million at March 31, 2010.

Foreign Exchange Rate Risk:

    We consider the U.S. dollar to be the functional currency for all of our entities.  Our financial results are affected by changes in foreign exchange rates.  Changes in foreign exchange rates could adversely affect our earnings.  For the three months ended March 31, 2010 gains and losses resulting from foreign currency transactions were not significant.  We generate all of our revenues in U.S. dollars, but incur approximately 8.1% of our operating expenses in currencies other than U.S. dollars.  For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction.  At March 31, 2010, approximately 7.1% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date").  Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

    There have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this quarterly report.

 PART II

Item 1. Legal Proceedings

    The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business.  While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company.  During the three months ended March 31, 2010, there have been no material changes to legal proceedings from those considered in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A. Risk Factors

The risk factors included in our Form 10-K are hereby incorporated in Part II, Item 1A of this Form 10-Q.  The risk factors and other information included in our Form 10-K as well as the information in “Management's Discussion and Analysis's of Financial Condition and Results of Operations” and throughout this Form 10-Q (including the additional risks discussed below) should be carefully considered prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Reserved

    Reserved.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Description		Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of TBS International plc		S-8 POS	333-137517	4.2	1/19/2010
3.2	Amended and Restated Memorandum of Association of TBS International plc		8-K12B	001-34599	3.1	1/8/2010
10.01
Amendment No. 3 and Waiver, dated as of March 31, 2010, to the Amended and Restated Credit Agreement, dated March 26, 2008, by and among Albemarle Maritime Corp, Arden Maritime Corp, Avon Maritime Corp, Birnam Maritime Corp, Bristol Maritime Corp, Chester Shipping Corp,  Cumberland Navigation Corp.,Darby Navigation Corp, Dover Maritime Corp, Elrod Shipping Corp, Exeter Shipping Corp, Frankfort Maritime Corp, Glenwood Maritime Corp, Hansen Shipping Corp,  Hartley Navigation Corp.,  Henley Maritime Corp, Hudson Maritime Corp,  Jessup Maritime Corp., Montrose Maritime Corp, Oldcastle Shipping Corp,  Quentin Navigation Corp.,Rector Shipping Corp, Remsen Navigation Corp, Sheffield Maritime Corp, Sherman Maritime Corp, Sterling Shipping Corp, Stratford Shipping Corp, Verdado Maritime Corp., Vernon Maritime Corp, Windsor Maritime Corp, and the other persons named thereto as Borrowers, TBS International PLC, TBS International Limited, TBS Holdings Limited, and TBS Shipping Services Inc. as Administrative Borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders named thereto, Citibank, N.A. and DVB Group Merchant Bank (Asia) Ltd. as co-Syndication Agents, TD Banknorth, N.A. as Documentation Agent, and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager as amended by Amendment No. 1 and Waiver dated as of March 27, 2009, and Amendment No. 2 and Waiver dated as of December 31, 2009.

		X			10.1
10.02	Third Amendment dated April 22, 2010, to the Loan Agreement dated February 29, 2008, by and among Amoros Maritime Corp., Lancaster Maritime Corp. and Chatham Maritime Corp., TBS International Limited, Sherwood Shipping Corp., TBS Holdings Limited, as Guarantors, and TBS International Public Limited Company, as Parent Guarantor, and AIG Commercial Equipment Finance, Inc. as amended by the First Amendment dated March 27, 2009, and the Second Amendment dated December 30, 2009.	X			10.2
10.03	Supplemental Letter dated March 31, 2010, to the Loan Agreement dated June 19, 2008, by and among Grainger Maritime Corp., TBS International Limited and Joh. Berenberg, Gossler & Co. KG as amended by the Supplemental Letter to the Loan Agreement dated March 10, 2009 and December 31, 2009.	X			10.3
10.04	Supplemental Agreement dated May 6, 2010, relating to the Term Loan Facility dated March 29, 2007, each among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp., TBS International Limited and The Royal Bank of Scotland plc., Citibank N.A., Landesbank Hessen-Thuringen Girozentrale, Norddeutsche Landesbank Girozentrale, Alliance & Leicester Commercial Finance plc, and Bank of America, N.A. as amended by the Supplemental Agreement dated March 27, 2009 and December 30, 2009.	X			10.4
10.05	Supplemental Agreement dated May 7, 2010 to the Guarantee Facility Agreement, dated March 29, 2007, among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp. and The Royal Bank of Scotland plc. as amended by the Supplemental Agreement dated March 27, 2009 and December 31, 2009.	X			10.5
10.06
Fourth Amendatory Agreement dated April 30, 2010, to the Loan Agreement dated January 16, 2008, by and among Bedford Maritime Corp., Brighton Maritime Corp., Hari Maritime Corp., Prospect Navigation Corp., Hancock Navigation Corp., Columbus Maritime Corp. and Whitehall Marine Transport Corp., TBS International Limited, TBS Holdings limited, and TBS International Public Company as Guarantors, DVB Group Merchant Bank (Asia) Ltd., The Governor and Company of the Bank of Ireland, DVB Bank SE, Natixis, as amended by a First Amendatory Agreement dated March 23, 2009,  a Second Amendatory Agreement dated December 31, 2009, and a Third Amendatory Agreement dated January 11, 2010.

		X			10.6
10.07	Supplemental Letter dated April 21, 2010, to Loan Agreement dated December 7, 2007, by and among Claremont Shipping Corp., Yorkshire Shipping Corp., TBS International Ltd. and Credit Suisse as supplemented by an amendment letter dated March 19, 2008, a waiver letter dated March 24, 2009, an extension of waiver letter dated December 22, 2009, a supplemental agreement dated January 8, 2010, and a further extension of waiver letter dated March 31, 2010.	X			10.7
10.08	Supplemental Letter dated March 31, 2010, to the Loan Agreement dated May 28, 2008, by and among Dyker Maritime Corp., TBS International Limited and Commerzbank AG as amended by the Supplemental Letter dated March 2, 2009 and December 28, 2009.	X			10.8
10.09	Fifth Amendatory Agreement dated April 30, 2010, amending and supplementing the Bareboat Charter by and among Adirondack Shipping LLC, TBS International Limited, TBSHoldings Limited, and TBS International Limited Company, as Guarantors, and Fairfax Shipping Corp. dated as of January 24, 2007as amended and supplemented by the First Amendatory Agreement dated March 26, 2009 and the Second Amendatory Agreement dated April 16, 2009, the Third Amendatory Agreement dated December 31, 2009, and the Fourth Amendatory Agreement dated January 12, 2010.	X			10.9
10.10	Fifth Amendatory Agreement dated April 30, 2010, amending and supplementing the Bareboat Charter by and among Rushmore Shipping LLC, TBS International Limited, TBS Holdings Limited, and TBS International Public Limited Company, as Guarantors,and Beekman Shipping Corp. dated as of January 24, 2007as amended and supplemented by the First Amendatory Agreement dated March 26, 2009, the Second Amendatory Agreement dated April 16, 2009, the Third Amendatory Agreement dated December 31, 2009, and the Fourth Amendatory Agreement dated January 12, 2010.	X			10.10
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X		000-51368	31.2
31.2	Certification of the Chief Financial and Accounting Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X		000-51368	31.2
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X		000-51368	31.2
32	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(a)	X		000-51368	32

(a)
Pursuant to SEC Release No. 33-8212, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, as amended, except to the extent that the registrant specifically incorporates it by reference.

TBS INTERNATIONAL PLC & SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May 2010.

TBS INTERNATIONAL PLC
(Registrant)

By:	/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer

By:	/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Executive Vice President, Chief Financial Officer

By:	/s/ Frank Pittella
Frank Pittella Chief Accounting Officer