Form 10-Q
period 2010-06-30
TBS International plc
filed 2010-08-09
CIK 1479920

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

or
 ☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                                   to

Commission File Number 001-34599

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
Yes ☒ No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

    Large Accelerated Filer  ☐ Accelerated Filer ☒ Non-accelerated Filer ☐ (Do not check if a small reporting company)   Smaller Reporting Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

As of August 3, 2010, the registrant had outstanding 16,440,162 Class A ordinary shares, par value $0.01 per share, and 14,740,461 Class B ordinary shares, par value $0.01 per share.

TBS INTERNATIONAL plc
Form 10-Q For the Quarterly Period Ended June 30, 2010

PART I.    FINANCIAL INFORMATION
Item 1.   Financial Statements
 TBS INTERNATIONAL PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value per share)
(unaudited)
	June 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$30,097	$51,040
Restricted cash	6,575	8,675
Charter hire receivable, net of allowance of $1,315 in 2010
and $1,000 in 2009, respectively	29,232	34,605
Fuel and other inventories	16,960	15,040
Prepaid expenses and other current assets	10,172	9,314
Vessel held for sale	2,463
Advances to affiliates	255	1,386
Total current assets	95,754	120,060
Fixed assets, net	787,501	804,258
Goodwill	8,426	8,426
Other assets and deferred charges	27,148	20,844

Total assets	$918,829	$953,588

Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$73,098	$351,247
Accounts payable and accrued expenses	54,608	52,054
Voyages in progress	824	1,892
Advances from affiliates	343	690
Total current liabilities	128,873	405,883

Debt, long-term portion	258,068
Other liabilities	9,710	9,977
Total liabilities	396,651	415,860

COMMITMENTS AND CONTINGENCIES (Note 12)

Shareholders' equity
TBS International plc shareholders' equity
Ordinary shares, Class A, $.01 par value, 75,000,000 authorized,
15,808,365 shares issued and 15,676,662 shares outstanding in 2010 and
17,533,996 shares issued and 17,513,125 outstanding in 2009	158	175
Ordinary shares, Class B, $.01 par value, 30,000,000
authorized, 14,740,461 shares issued and outstanding in 2010 and
12,390,461 shares issued and outstanding 2009	147	124
Warrants	21	21
Additional paid-in capital	192,296	187,798
Accumulated other comprehensive (loss)	(10,749)	(8,275)
Retained earnings	340,849	358,369
Less: Tresury stock (131,703 shares in 2010 and 20,871 shares in 2009, at cost)	(1,170)	(484)
Total TBS International plc shareholders' equity	521,552	537,728
Noncontrolling interests' equity	626
Total shareholders' equity	522,178	537,728
Total liabilities and shareholders' equity	$918,829	$953,588

The accompanying notes are an integral part of these consolidated financial statements

TBS INTERNATIONAL PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts and outstanding shares)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Voyage revenue	$70,640	$59,741	$144,998	$124,254
Time charter revenue	37,658	12,168	60,561	18,339
Logistics revenue	2,931	270	5,583	536
Other revenue	11	57	167	265
Total revenue	111,240	72,236	211,309	143,394
Operating expenses
Voyage	37,268	27,314	72,048	56,313
Logistics	1,748	172	3,625	421
Vessel	31,668	25,520	59,439	53,499
Depreciation and amortization of vessels and other fixed assets	25,733	23,603	51,230	46,322
General and administrative	14,030	8,349	26,403	17,035
Net loss on vessel held for sale	5,154		5,154
Total operating expenses	115,601	84,958	217,899	173,590
(Loss) from operations	(4,361)	(12,722)	(6,590)	(30,196)
Other (expenses) and income
Interest expense	(6,172)	(4,466)	(11,568)	(7,977)
Loss on extinguishment of debt			(200)
Interest and other income (expense)	42	275	24	(28)
Total other (expenses) and income, net	(6,130)	(4,191)	(11,744)	(8,005)

Net (loss)	(10,491)	(16,913)	(18,334)	(38,201)

Less: Net (loss) attributable to
noncontrolling interests	(814)		(814)

Net (loss) attributable to TBS International plc	$(9,677)	$(16,913)	$(17,520)	$(38,201)

Loss per share
Net (loss) per ordinary share
Basic and Diluted	$(0.32)	$(0.57)	$(0.59)	$(1.28)

Weighted average ordinary shares outstanding
Basic and Diluted	29,973,420	29,827,345	29,930,634	29,822,402

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities
Net (loss)	$(18,334)	$(38,201)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	51,230	46,322
(Gain)/Loss on change in fair value and termination of
interest swap contracts	368	(143)
Currency Translation Gain	(95)
Amortization and write-off of deferred financing costs	2,212	1,289
Increase to allowance for doubtful accounts	315
Non cash stock based compensation	4,498	751
Drydocking expenditures	(6,120)	(6,741)
Net loss on vessel held for sale	5,154
Loss from non-consolidated joint ventures	(56)
Changes in operating assets and liabilities
Decrease in charter hire receivable	5,058	17,123
Increase in fuel and other inventories	(1,920)	(2,005)
(Increase)/decrease in prepaid expenses and other current assets	(858)	2,499
Increase in other assets and deferred charges	(3,357)	(524)
Increase/(decrease) in accounts payable and accrued expenses	2,190	(2,344)
Decrease in voyages in progress	(1,068)	(2,748)
Increase in advances to/from affiliates, net	784	5,320
Net cash provided by operating activities	40,001	20,598

Cash flows from investing activities

Vessel acquisitions/capital improvements	(35,970)	(34,138)
Payments to restricted cash	(400)	(20,000)
Payments from restricted cash	2,500	4,825
Repayment of loan made to non-consolidated joint venture	237
Investment in non-consolidated joint venture	(947)	(87)
Net cash used in investing activities	(34,580)	(49,400)

Cash flows from financing activities
Repayment of debt principal	(35,081)	(60,585)
Proceeds from debt	15,000	14,175
Payment of deferred financing costs	(4,023)	(3,372)
Payment to terminate interest swap contract	(3,014)
Capital contribution of noncontrolling interest	1,440
Acquisition of treasury stock	(686)	(78)
Net cash used in financing activities	(26,364)	(49,860)

Net decrease in cash and cash equivalents	(20,943)	(78,662)
Cash and cash equivalents beginning of period	51,040	131,150
Cash and cash equivalents end of period	30,097	$52,488
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$11,977	$11,565

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except shares)
(unaudited)

									Accumulated
									Other Com-	Total TBS
							Additional		prehensive	International plc	Non-	Total
	Ordinary Shares		Treasury Stocks		Warrants		Paid-in	Retained	Income	Shareholders'	controlling	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Equity	Interest	Equity

Balance at December 31, 2009	29,924,457	$299	20,871	$(484)	311,903	$21	$187,798	$358,369	$(8,275)	$537,728		$537,728
Net loss								(17,520)		(17,520)	(814)	(18,334)
Foreign currency translation adjustments									(95)	(95)		(95)
Unrealized gain on cash flow hedges									(2,379)	(2,379)		(2,379)
Comprehensive income										(19,994)		(19,994)
Stock based compensation	624,369	6					4,498			4,504		4,504
Increase in Warrants due to anti-dilutive provisions					37,684
Treasury stock			110,832	(686)						(686)		(686)
Non-controlling Interest in Subsidiary											1,440	1,440

Balance at June 30, 2010	30,548,826	$305	131,703	$(1,170)	349,587	$21	$192,296	$340,849	$(10,749)	$521,552	$626	$522,178

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Basis of Presentation

    TBS International plc ("TBSI") and its subsidiaries (collectively, the "Company", "we" or "our") are engaged in the ocean transportation of dry cargo offering shipping solutions through liner, parcel, bulk and logistics services. Substantially all related corporations of TBSI are non-U.S. corporations and conduct their business operations worldwide.  The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.  These consolidated interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Accounting principles require that long-term loans be classified as a current liability when either a covenant violation that gives the lender the right to call the debt occurred at the balance sheet date, or such a covenant violation would have occurred absent a waiver of those covenants and, in either case, it is probable that the covenant violation will not be cured within the next twelve months.  At December 31, 2009, the Company did not meet minimum collateral requirements on its loans and anticipated that it would not meet the existing consolidated fixed charge and consolidated leverage ratio requirements during the subsequent twelve months.   Accordingly, at December 31, 2009, the debt was considered to be callable by the lenders and the long-term portion of outstanding debt was classified as a current liability on the consolidated balance sheet.  As further discussed in Note 8 – Financing, the Company obtained modifications of the financial covenants for all of its credit facilities.  The Company anticipates that it will meet the amended covenant requirements during the next twelve months making the debt no longer callable, and the long-term portion of outstanding debt was recorded as long-term on the consolidated balance sheet at June 30, 2010.

Note 2 — New Accounting Pronouncements

Adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to FASB ASC Topic 820 – “Fair Value Measurements and Disclosures”, regarding the accounting for fair value measurements and disclosures. This amendment provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3 details.  This amendment was effective with the March 31, 2010 reporting period, with an exception for the gross presentation of Level 3 roll forward information, which is required for the 2011 interim and annual reporting periods.  Adoption of the amendments in 2010 did not have an effect on the Company’s financial statements disclosures and adoption of the amendment that is effective for the 2011 reporting periods is not expected to have an effect.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes, as discussed in ASC Topic 810 - Consolidation, require an enterprise to: (i) perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; (iii) eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iv) add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly affect the entity’s economic performance: and (v) enhance disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. Adoption of this guidance, which became effective January 1, 2010, did not have an effect on our consolidated financial statements.

In May 2009, the FASB issued guidance which was subsequently amended in February 2010 regarding accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance, which is outlined in ASC Topic 855 – Subsequent Events, establishes the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes did not have an effect on our consolidated financial statements because the Company already followed a similar approach prior to the adoption of this guidance.

Note 3 — Fuel and Other Inventories

    Fuel and other inventories consist of the following (in thousands):

	June 30,	December 31,
Description	2010	2009
Fuel	$10,251	$9,093
Lubricating oil	6,038	5,235
Other	671	712
TOTAL	$16,960	$15,040

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

Note 5 — Fixed Assets

    Fixed assets consist of the following (in thousands):

Description	June 30, 2010	December 31, 2009
Vessels	$746,989	$717,535
Vessel improvements and other equipment	176,990	170,325
Deferred drydocking costs	30,978	26,619
Vessel construction in process	116,329	130,711
Other fixed assets	19,294	18,912
	1,090,580	1,064,102
Less accumulated depreciation and amortization	(303,079)	(259,844)
	$787,501	$804,258

    In March 2010 the Dakota Princess, the second of the six vessels being built under individual contracts with China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Group Co., Ltd. ("Shipyard"), was delivered.  The contracts to build six multipurpose vessels with retractable tweendecks were entered into in February 2007 at an original contract purchase price of $35.4 million per vessel.  The third and fourth vessels are tentatively scheduled to be delivered during the third and fourth quarters of 2010 and the fifth and sixth vessels are scheduled for delivery during the second and third quarters of 2011.  Installments of $7.0 million per vessel are due to the Shipyard when each of four pre-delivery milestones (contract signing, steel cutting, keel laying, and launching) are met.  At delivery, a final installment of $7.8 million, as adjusted, is due to the Shipyard.  Payments made as of June 30, 2010 for the four remaining vessels to be delivered are as follows (in thousands):

Hull Number	Vessel Name	Payments through June 30, 2010
Hull No NYHS200722	Montauk Maiden	28,000
Hull No NYHS200723	Comanche Maiden	21,000
Hull No NYHS200724	Omaha Belle	28,000
Hull No NYHS200725	Maya Princess	21,000
	Payments to yard	$98,000
	Capitalized interest	14,862
	Design & other costs	3,467
		$116,329

    The Company capitalized interest, including loan origination fees, of $2.0 million and $1.9 million for  the three months ended June 30, 2010 and 2009, respectively; and  $4.0 and $3.3 million for  the six months ended June 30, 2010 and 2009, respectively.   Capitalized interest and deferred finance costs are added to the cost of each vessel and will be amortized over the estimated useful life of the vessel when it is placed into service.

    On June 29, 2010, the Company signed a Memorandum of Agreement to sell the Savannah Belle for $2.8 million.  Accordingly, the vessel cost and improvements less accumulated depreciation was reclassified to vessel held for sale at June 30, 2010.  A $5.2 million charge was recorded during the six months ended June 30, 2010 to adjust the vessel held for sale to its net realized value.  The sale was completed on July 20, 2010 and the net proceeds were used to pay down the BOA Revolver.

Note 6 — Valuation of Long-Lived Assets and Goodwill

    In accordance with FASB ASC Topic 350 – “Intangibles—Goodwill and Other”, we perform tests for  impairment of long-lived assets whenever events or circumstances, such as significant changes in charter rates or vessel valuations, suggest that long-lived assets may not be recoverable.  An analysis of long-lived assets differs from our goodwill analysis in that impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets is less than the carrying value of the assets we are testing for impairment.  If the forecasted cash flows from long-lived assets are less than the carrying value of such assets, we must write down the carrying value to its estimated fair value.  Forecasting future cash flows involves the use of significant estimates and assumptions. Revenue and expense assumptions used in the cash flow projections are consistent with internal projections and reflect management’s economic outlook at the time of preparation.  The cash flow period used is based on the remaining lives of the vessels, which range from four to 30 years.

    The provisions of FASB ASC Topic 350 – “Intangible – Goodwill and Other”, require an annual impairment test to be performed on goodwill.  We perform our annual impairment analysis of goodwill on May 31 of each year, or more frequently if there are indicators of impairment.  The first of two steps requires us to compare the reporting unit’s carrying value of net assets to their fair value.  If the fair value exceeds the carrying value, goodwill is not considered impaired and we are not required to perform further testing.  If the carrying value of the net assets exceeds the fair value, we must then perform the second step of the impairment test in order to determine the implied fair value of goodwill.  If the carrying value of goodwill exceeds its implied fair value, then we are required to record an impairment loss equal to the difference.

The reporting unit consists of the companies acquired in connection with the initial public offering that created the goodwill of $8.4 million.  Determining the reporting unit’s fair value involves the use of significant estimates and assumptions.   We estimate the fair value using income and market approaches through the application of discounted cash flow.  We performed our annual analysis at May 31, 2010 by:
(a) updating our 2010 budgeted cash flow based on actual results; (b) updating our forecast for years 2011 through 2014 based on changes made to our cash flow estimates; and, (c) updating our estimates of the weighted-average cost of capital.  Based on our analysis, we concluded that there was no indication of goodwill impairment at May 31, 2010.   Between May 31 and June 30, 2010, there were no changes in circumstances that necessitated further goodwill impairment testing.

Note 7 — Accounts Payable and Accrued Expenses

    Accounts payable and accrued expenses consist of the following (in thousands):

	June 30,	December 31,
Description	2010	2009
Accounts payable and accrued expenses - vessel	$29,763	$33,631
Accounts payable and accrued expenses - voyage	22,695	16,541
Accounts payable and accrued expenses - other	1,439	1,813
Accrued payroll and related costs	711	69
Total	$54,608	$52,054

Note 8 — Financing

    The Company's outstanding debt balances consist of the following (in thousands):

	Interest Rate at June 30, 2010	June 30, 2010	December 31, 2009
Bank of America - term credit facility,
expires December 31, 2011	5.78%	$57,000		$76,000
Bank of America - revolving credit facility,
expires March 26, 2012	5.54% & 5.55%	75,000		75,000
The Royal Bank of Scotland credit facility,
new vessel buildings, expires June 2016	5.53% & 5.56%	117,505		103,758
DVB Group Merchant Bank (Asia) Ltd credit facility,
expires January 23, 2013	5.68%	30,972		35,864
Credit Suisse credit facility,
expires December 12, 2017 and February 19, 2018	3.71% & 3.79%	26,689		28,750
AIG Commercial Equipment Finance, Inc. credit facility,
expires April 1, 2012	10.00%	14,000		19,250
Commerzbank AG credit facility,
expires June 2, 2011	4.29%	3,500		4,500
Berenberg Bank credit facility,
expires June 19, 2012	5.56%	6,500		8,125

Total		$331,166		$351,247
Less current portion		(73,098)		(351,247)
Long term portion		$258,068	$

    The table below illustrates our payment obligations due according to the agreements as modified.  The long-term portion of the debt obligations on the below table have not been reclassified to current debt.

2010 (July 1, 2010 through December 31, 2010)	$37,461
2011	71,528
2012	103,991
2013	16,041
2014	29,665
Thereafter	72,480
$331,166

Classification of Debt

    U.S. generally accepted accounting principles require that long-term loans be classified as a current liability when either a covenant violation that gives the lender the right to call the debt has occurred at the balance sheet date, or such a covenant violation would have occurred absent a waiver of those covenants, and in either case it is probable that the covenant violation will not be cured within the next twelve months.  At December 31, 2009, the Company did not meet minimum collateral requirements on its loans and anticipated that it would not meet the existing consolidated fixed charge and consolidated leverage ratio requirements during the subsequent twelve months.   Accordingly, at December 31, 2009, the debt was considered to be callable by the lenders and the long-term portion of outstanding debt was classified as a current liability on the consolidated balance sheet.  The Company obtained waivers from all its lender’s for the minimum collateral requirement through May 14, 2010 by which time amendments to all its credit facilities were finalized.  At June 30, 2010, the Company expects to be in compliance with all amended financial covenants during the next twelve months, and the debt is not expected to be callable by the lenders.  Accordingly, the long-term portion of outstanding debt at June 30, 2010 is being classified as long-term debt in the consolidated balance sheet.

Loan Modifications

    In May 2010 the Company finalized the amendment of its credit agreements.  The amended credit agreements set new financial covenant levels, eliminated the minimum consolidated tangible net worth requirement, increased bank margins and provided a new EBITDA calculation.  EBITDA, as redefined, excludes additional items such as goodwill or vessel impairment charges incurred through December 31, 2011, costs of up to $3.0 million incurred in connection with the redomiciliation of TBSI, non-cash stock compensation to employees of up to $10.0 million in both 2010 and 2011 and any gain or loss on the sale or other disposition of a vessel.

Borrowings under the amended Bank of America Credit Facility at June 30, 2010 were $132.0 million, consisting of borrowings of $75.0 million under a revolving credit facility (“BOA Revolver”) and a term loan (“BOA Term Loan”) with a current remaining balance of $57.0 million.  The full proceeds of any future sale or total loss of a vessel collateralizing the BOA Credit Facility or any disposition of any asset owned by a BOA Credit Facility borrowing subsidiary is required to be applied toward the prepayment of the BOA Revolver.  The amount available under the BOA Revolver, which expires March 2012, is reduced by any prepayments.

In connection with the amendment of existing credit facilities, the Company incurred deferred financing costs of $4.0 million during the six months ended June 30, 2010.  Applying guidance provided by FASB ASC 470-50-40 -  “Accounting for Modifications and Extinguishment of Debt”, $0.2 million of unamortized deferred financing costs previously incurred was charged to consolidated income during the first quarter of 2010.  The financing costs incurred in amending the credit facilities are being amortized over the terms of the respective credit facilities.

Covenants

    Our various debt agreements contain both financial and non-financial covenants, and include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, or change the nature of our business.  The Company is required to comply with maritime laws and regulations, maintain the vessels consistent with first-class ship ownership and management practice, keep appropriate accounting records and maintain specified levels of insurance.  Covenants for all loan agreements with the exception of the Joh. Berenberg Gossler & Co. KG Bank credit facility require that the Company maintain a minimum consolidated fixed charge ratio, a maximum restricted consolidated leverage ratio and minimum month-end cash and cash equivalent balances.  Some of our credit agreements also restrict leverage, investment and capital expenditures without lender consent.  The table below sets forth a summary of the financial covenants in place as of June 30, 2010:

Covenant	Required as of June 30, 2010

Minimum Cash Liquidity	Qualified cash of $15.0 million, which is defined in the agreement as cash and cash equivalents.
Minimum Consolidated Interest Charge Coverage Ratio
Not less than a ratio of 3.00 to 1.00 at June 30, 2010 and 3.75 to 1.00 at September 30, 2010 of consolidated EBITDA for the four previous quarters to consolidated interest expense for the same period.  Not measured after September 30, 2010.

Maximum Consolidated Leverage Ratio
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

Minimum Consolidated Fixed Charge Coverage Ratio
Not measured until December 31, 2010.  Not less than a ratio of 1.10 to 1.00 at December 31, 2010, 1.30 to 1.00 at March 31, 2011, 1.50 to 1.00 at June 30, 2011 and, 1.75 to 1.00 at September 30, 2011 and thereafter of consolidated EBITDA for the four previous quarters to consolidated interest expense for the same period plus regularly scheduled debt payments for the following 12 months.

    As of June 30, 2010 the Company met the minimum cash liquidity, minimum consolidated interest charge coverage ratio and maximum consolidated leverage ratio requirements.

Credit Facility Terms

    The table below summarizes the repayment terms, interest rate benchmark and post amendment margin rates, number of vessels and net book value at June 30, 2010 collateralizing each credit facility:
		Base and Margin	Net Book Value of Collateral at	Number of Vessels
		Interest Rate at	June 30, 2010	Collaterazlizing
Credit Facility	Repayment terms	June 30, 2010	in millions	Credit Facility
Bank of America - Term Credit Facility	15 quarterly installments of $9.5 million through December 31, 2011	LIBOR plus 5.25% (a)

Bank of America - Revolving Credit Facility,	Balloon Payment due March 26, 2012	LIBOR plus 5.25% (a)	$360.70	30

The Royal Bank of Scotland Credit Facility
Construction Period	Conversion to term loan of the debt associated with each vessel upon delivery of the respective vessel	LIBOR plus 5.00%	$116.30	4	(b)

Post Delivery Term Loan	20 quarterly installments of $0.4 million commencing three months after delivery of each vessel with a final installment due of $16.6 million	LIBOR plus 5.00%	$79.40	2

DVB Group Merchant Bank (Asia) Ltd Credit Facility	10 quarterly installments of $4.9 million and 10 quarterly installments of $2.6 million through January 2013	LIBOR plus 5.25% (a)	$35.90	7

Credit Suisse Credit Facility	8 quarterly installments of $1.5 million and 32 quarterly installments of $0.9 million through December 2017 and February 2018	LIBOR plus 3.25%	$57.80	2

AIG Commercial Equipment Finance, Inc. Credit Facility	8 quarterly installments of $2.63 million and	LIBOR plus 5.00%
	8 quarterly installments of $1.75 million through April 2012	With an Interest Rate Floor of 10%	$75.70	4

Commerzbank AG Credit Facility	4 quarterly installments of $1.5 million, and 4 quarterly installments of $1.0 million and 2 quarterly installments of $0.25 million through June 2011	LIBOR plus 4.00%	$21.20	1

Berenberg Bank Credit Facility	16 quarterly installments of $0.8 million through June 2012	LIBOR plus 5.00%	$22.10	1
				51

(a) -
The base rate increases 50 basis points every six months starting with 5.25% through June 30, 2010; 5.75% through December 31, 2010; 6.25% through June 30, 2010; 6.75% through December 31, 2011 and 7.25% to maturity.

(b) -	While vessels are under construction, advances are collateralized by shipbuilding contracts.

The above credit facilities are collateralized primarily by vessels that are subject to the respective ship mortgages and assignment of the respective vessels’ freight revenue and insurance, as well as guarantees by TBSI and each of its subsidiaries with an ownership interest in the collateralized vessel.  The credit agreement with Bank of America, N.A. is also guaranteed by the Company’s non vessel owning subsidiaries.  The market value of vessels, as determined by appraisal, is required to be above specified value to loan ratios, as defined in each credit facility agreement, which range from 125% to 177% of the respective credit facility’s outstanding amount.  The credit facilities require mandatory prepayment or delivery of additional security in the event that the fair market value of the vessels falls below limits specified.  Beginning with the second quarter of 2010, the amended BOA Credit Facility requires that we obtain quarterly third-party vessel valuations of the vessels collateralizing the credit facility.  As of June 30, 2010, the Company met the minimum collateral requirements of all credit facilities.

    The loan facility agreement with The Royal Bank of Scotland plc (the “RBS Facility”) is collateralized by shipbuilding contracts while the respective vessels are under construction and by ship mortgages on the new vessels and assignment of freight revenue and insurance after delivery of the vessel.   Further, the RBS Facility prohibits the Company from materially amending or failing to enforce the shipbuilding contracts.

    At June 30, 2010 the Company had $117.5 million outstanding under the RBS Facility consisting of $47.9 million outstanding for delivered vessels, which is collateralized by the Rockaway Belle and Dakota Princess, and had $69.6 million outstanding in construction draw downs as shown below:

•	$ 20.0 million drawn down on the contract signing, steel cutting, keel laying and launch of Hull No NYHS200722 (Montauk Maiden);
•	$ 15.0 million drawn down on the contract signing, steel cutting and keel laying of Hull No NYHS200723 (Comanche Maiden)
•	$ 19.6 million drawn down on the contract signing, steel cutting, keel laying and launch of Hull No NYHS200724; (Omaha Belle), and
•	$ 15.0 million drawn down on the contract signing, steel cutting and keel laying of Hull No NYHS200725 (Maya Princess).

    As of June 30, 2010, $30.0 million remains available for draw-down under the RBS Facility

    The RBS Facility requires that the Company deposit funds into a restricted cash account from which payments due to the Shipyard and not funded by The Royal Bank of Scotland plc (“RBS”) are to be paid.  Cash held in the restricted cash account is not counted toward the minimum cash liquidity requirement.  At June 30, 2010, there was a balance of $6.2 million in the restricted cash account.  The current RBS Facility amendment does not require that additional deposits be made to the restricted cash account; however, no Company funded payments due to the shipyard for the remainder of 2010 are to be made from this account.  Instead the balance is to carry over into 2011 and will be used to pay the Company’s share of payments due on the last two vessels to be delivered.

Guarantee Facility

     Concurrently with the RBS Facility, the Company entered into a guarantee facility pursuant to which RBS guaranteed certain payments due under the shipbuilding contracts.  Under the guarantee facility, RBS has agreed to guarantee up to $14.0 million for each of the six vessels due under the shipbuilding contracts for an aggregate guarantee of $84.0 million.  The guarantee on each shipbuilding contract is reduced by $7.0 million after keel laying and $7.0 million after launching.  At June 30, 2010, the remaining amount outstanding under the guarantee facility was $14.0 million.  The guarantee facility, which expires twelve months after the anticipated delivery date of the respective vessel, is guaranteed by TBSI.

Note 9 — Derivative Financial Instruments

    The Company is exposed to certain risks relating to its ongoing business operations.  Currently, the only risk managed by derivative instruments is interest rate risk.  Interest rate swaps are entered into to manage the interest rate risk associated with the Company’s floating-rate borrowings.  FASB ASC Topic 815 - “Derivatives and Hedging”, requires companies to recognize all derivative instruments at fair value in the statement of financial position.  The Company designates and accounts for its interest rate swap contracts as cash flow hedges in accordance with FASB ASC Subtopic 815-30 - “Cash Flow Hedges”.

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

    As of June 30, 2010, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $158.0 million.  Interest rate contracts have fixed interest rates ranging from 2.92% to 5.24%, with a weighted average rate of 3.08%.  Interest rate contracts having a notional amount of $88.0 million at June 30, 2010, decrease as principal payments on the respective debt are made.

     Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated income statements is shown below (in thousands):

	Liability Derivatives
	June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other liabilities	$5,774	Other liabilities	$8,997

Derivatives not designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other liabilities	3,936	Other liabilities	980
Total derivatives		$9,710		$9,977

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
Derivatives under ASC Topic 815 Cash Flow Hedging Relationships	June 30, 2010	December 31, 2009
Designated Hedges:
Interest rate contracts	$(5,130)	$(8,275)
De-designated Hedges:
Interest rate contracts-OCI frozen	(5,525)
Total derivatives	$(10,655)	$(8,275)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives in Statement 133 Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivatives	2010	2009	2010	2009

Derivatives Not Designated as Hedging Instruments under Statement 133

Interest rate contracts	Interest expense	$826	$510	$895	$707

Ineffective Portion of Derivatives Designated as Hedging Instruments under Statement 133

Interest rate contracts	Interest expense		(355)		(564)
		$826	$155	$895	$143

    In June 2010, the Company terminated two interest rate contracts.  One was a deferred starting interest rate contract, which started December 29, 2014 and continued through December 29, 2019, for the notional amount of $20.0 million of debt, that was callable at the bank’s option at any time during the contract.  In connection with this deferred starting interest rate contract, the Company entered into the second of the terminated interest rate contracts, a receiver swap option which gave the Company the right but not the obligation to enter into a subsequent interest rate contract if the bank called the initial contract.  Accordingly, changes to the value of these contracts did not qualify for hedge accounting treatment and were included as a component of interest expense in the consolidated statement of income from inception of the contracts.

    In June 2010, the Company changed the expiration date, from June 2019 to June 2014, on one of its interest rate contracts that had been designated a hedging instrument.  At the time, it was determined that it was no longer probable that the hedging instrument would effectively hedge future cash flows and the hedging instrument was de-designated.  The amount to other comprehensive income of $5.9 million was frozen and will be reclassified into earnings quarterly through June 2019.  At June 30, 2010, we did not designate the interest rate contract having the new expiration date as a hedging instrument.  The Company paid $3.0 million to modify/terminate the three interest rate contracts.

    The Company does not obtain collateral or other security to support financial instruments subject to credit risk.  The Company monitors the credit risk of our counterparties and enters into agreements only with established banking institutions.  The financial stability of those institutions is subject to current and future global and national economic conditions, and governmental support.

     Effective January 1, 2008, the Company adopted FASB ASC Topic 820 – “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

    Level 1 – Quoted prices in active markets for identical assets or liabilities
    Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable
    Level 3 – Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

    The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3
Liabilities
Interest rate contracts	$-	$9,710	$-

    Our interest rate swap contracts are traded in the over-the-counter market.  The fair value is based on the quoted market price for a similar liability or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

Note 10 — Investment in Joint Ventures

    Investment in a consolidated joint venture:

    In January 2010, the Company entered into a joint venture agreement to form Log.Star Navegação S.A. ("Log-Star") a Brazilian corporation. The Company acquired a 70% economic interest in Log-Star while Logística Intermodal S.A. (“Log-In”) an unrelated Brazilian corporation purchased the remaining 30% interest.  Log-Star is authorized to transport breakbulk, bulk, liner, and parcel services in the Brazilian coastal cabotage trade as well as in the Amazon River.

    Under the joint venture agreement, the Company has the right to appoint or remove the chief operating officer of Log-Star, who is responsible for the management of commercial and operational activities, as well as for the technical management of the vessels.  This would allow the Company to have the power to significantly affect Log-Star’s economic performance.  Based on the accounting guidance provided by FASB ASC Topic 810 - “Consolidation” the Company is considered the primary beneficiary of Log-Star and is required to consolidate it in the Company’s consolidated financial statements.  The Company has consolidated Log-Star’s results in its financial statements.

Investment in non-consolidated variable interest entities (VIE):

     In February 2010, the Company acquired a 50% interest in African Project Logistics ("APL") for $0.9 million of which $0.4 million was paid in February 2010.  The balance is due in installments when specific performance metrics are met.  APL provides project logistics services in South Africa.  Additionally, the Company has a 50% interest in Panamerican Port Services SAC, which operates a warehouse located in Callao, Peru and a 50% interest in GAT-TBS Mining Consortium S.A, which mines calcium carbonate aggregates in the Dominican Republic.  We have determined that our 50% interest in each of these joint ventures is a VIE.

    As of June 30, 2010 our investments in these entities, including equity and loans made and committed to be made subsequent to June 30, 2010, is our maximum exposure to loss from these entities.  We are not contractually required to provide any financial or other support to any of the joint ventures.  We have determined we are not the primary beneficiary of any of the VIE’s as we do not have the power to direct the activities that most significantly impact their economic performance.  Accordingly, we do not consolidate these entities and account for our investments in the entities under the equity method.  The investments in the joint ventures are included within other assets and deferred charges in our consolidated financial statements.

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

    The holders of Class A ordinary shares can convert their Class A ordinary shares into Class B ordinary shares, and the holders of Class B ordinary shares can convert their Class B ordinary shares into Class A ordinary shares at any time.  The Class B ordinary shares will automatically convert into Class A ordinary shares upon transfer to any person other than another holder of Class B ordinary shares, as long as the conversion will not cause the Company to become a controlled foreign corporation, as defined in the Internal Revenue Code of 1986, as amended ("Code"), or the Class A ordinary shares have not ceased to be regularly traded on an established securities market for purposes of Section 883 of the Code.  During the six months ended June 30, 2010, certain holders of Class A ordinary shares converted 2,350,000 Class A ordinary shares into 2,350,000 Class B ordinary shares.

Warrants

    As a result of additional shares issued in connection with our Equity Incentive Plan, the number of shares exercisable under outstanding warrants increased by 2,369 Class A ordinary shares and 35,315 Class B ordinary shares. Accordingly, at June 30, 2010, there were outstanding exercisable warrants to purchase 108,525 Class A ordinary shares and 241,062 Class B ordinary shares held by parties not affiliated with existing shareholders. The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $0.01 per share.

Treasury Stock

    The Company's Equity Incentive Plan permits stock grant recipients to elect a net settlement.  Under the terms of a net settlement, the Company retains a specified number of shares to cover the recipient's estimated statutory minimum tax liability.  The retained shares are held in the Company's treasury.  During the three and six months ended June 30, 2010, a total of 624,369 and 650,869 Class A ordinary shares, respectively, vested with employees. Certain employees elected to have the Company withhold and remit their respective payroll tax obligations.  Accordingly, the Company retained and added to its treasury stock 110,832 Class A ordinary shares, valued at $686,000 to cover employees’ estimated payroll tax liability.  At June 30, 2010, the Company held 131,703 Class A ordinary shares as treasury stock, having a cost of $1,169,519.

Note 12 — Stock Plan

    The Company adopted an Equity Incentive Plan in 2005, which authorizes the grant of "non-qualified" shares to employees and independent directors. In 2009 the Equity Incentive Plan was amended to increase the maximum number of shares that can be granted under the plan, allow for the granting of both Class A ordinary shares and Class B ordinary shares and expand the definition of eligible persons under the plan to include affiliates and agency service companies.  The maximum number of shares that can be granted under the plan increased to 5,000,000 shares, including no more than 1,000,000 Class B shares.

    Prior to 2010, the Company awarded 234,000 restricted Class A ordinary shares, of which 34,500 shares have not yet vested as of June 30, 2010.  On April 15, 2010, the Company awarded 12,500 restricted Class A ordinary shares to its independent directors that vested at the time of the Company’s Annual General Meeting on June 10, 2010.  On June 1, 2010, the Company issued 338,869 fully vested Class A ordinary shares to employees.  The full award to employees was 559,582 Class A ordinary shares; however, 220,713 Class A ordinary shares were not issued to reimburse the Company for payroll taxes paid on behalf of employees.  The shares will be issued by the Company at a later date.  On June 30, 2010, the Company issued 169,381 fully vested Class A ordinary shares to senior management.  The shares are part of a 273,000 Class A ordinary share award to senior management from which 103,619 shares were withheld, under a net settlement arrangement, to reimburse the Company for payroll taxes paid on behalf of the executives.  On June 30, 2010, the Company granted 765,000 Class A ordinary shares to employees.  These shares, which had a fair value of $4.7 million at grant date, vest in four equal installments starting June 30, 2011 and will be recognized ratably over the vesting period.

    The Company recognized total stock-based compensation costs of $3.3 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and $5.9 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively.  These amounts are reflected in the Consolidated Statement of Income in general and administrative expenses.  The company derives no material income tax benefit for stock based compensation due to its tax structure.

    At June 30, 2010, unrecognized stock-based compensation expense related to non-vested restricted stock-based awards totaled $4.9 million.  The cost of these non-vested awards will be recognized over a weighted-average period of 2.4 years.

Note 13 — Earnings Per Share

    The following table, which is in thousands except for the number of shares and loss per share amounts; sets forth the computation of basic and diluted net (loss) per share for the three and six months ended June 30, 2010 and 2009:
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except number of shares and earnings per share amounts)
Numerators:
Net (loss) attributed to TBS International plc and
(Loss) available to ordinary shareholders — basic and diluted	$(9,677)	$(16,913)	$(17,520)	$(38,201)

Denominators:
Weighted average ordinary shares outstanding — basic and diluted	29,973,420	29,827,345	29,930,634	29,822,402

Net (loss) per ordinary share:
basic and diluted	$(0.32)	$(0.57)	$(0.59)	$(1.28)

Anti-dilutive warrants not included above	349,587	311,903	349,587	311,903

    As outlined in sections of FASB ASC Topic 260 – “Earnings per Share”, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities that should be included in the two-class method of computing loss per share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings (loss) per share for ordinary stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.  Our non-vested stock, consisting of time-vested restricted shares are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest.

    At June 30, 2010 there were outstanding exercisable warrants to purchase 108,525 Class A and 241,062 Class B ordinary shares, held by parties not affiliated with existing shareholders.  The warrants are issuable for nominal consideration upon exercise, which would have caused the warrants to be treated as outstanding for purposes of computing basic earnings per share.  However, for the three and six months ended June 30, 2010 and 2009, the warrants were not treated as outstanding for purposes of computing basic and diluted earnings per share because they would be anti-dilutive.

Note 14 — Commitments and Contingencies

Commitments

Charters-in of Vessels

    The Company charters-in two vessels (Laguna Belle and Seminole Princess) under amended long-term non-cancelable operating leases (the “Bareboat Charters”), that were part of a sale-leaseback transaction.  The Bareboat Charters expire on January 30, 2014.  Each Bareboat Charter requires charter hire payments of $10,500 per day for the first 24 months of the charter, $10,000 per day for the 25th through the 36th months of the charter (through January 2010), $8,041 per day for the 37th through the 39th months of the charter (February 2010 through April 2010), $8,240 per day for the 40th through the 48th months of the charter (May 2010 through January 2011), $8,110 per day for the 49th through the 60th months of the charter (February 2011 through January 2012), $8,030 per day for the 61st through the 72nd months of the charter (February 2012 through January 2013) and $7,950 per day for the 73rd through the 84th months of the charter (February 2013 through January 2014).  The charter agreements allow for the purchase of the respective vessel at the end of the fifth, sixth or seventh year of the charter period at a vessel price of $11.1 million, $9.15 million, or $6.75 million, respectively, and for the purchase options to be exercised at any other date during the option period at a pro rata price.  The leases under the sale-leaseback transactions are classified as operating leases.  Deposits of $2.75 million, to be held by the lessor for each charter during the charter period, were required at the inception of the leases.  The deposits are to be returned, without interest, at the expiration of the charter period, unless applied earlier toward the amounts due upon exercise of the purchase option.

    As mentioned above, the Bareboat Charters contain predetermined fixed decreases of the charter hire payments due under the charters.  The Company recognizes the related rental expense on a straight-line basis over the term of the charters and records the difference between the amounts charged to operations and amounts paid as deferred rent expense.  At June 30, 2010 and December 31, 2009, deferred rent expense was $3.4 million and $3.5 million, respectively.  Deferred leasing costs of $1.7 million are being amortized over the terms of the leases.

    The Company, through its consolidated Brazilian joint venture, charters-in three Brazilian flagged vessels under a bareboat charter at a charter hire rate of 5,000 Brazilian Reais per vessel per day that expires in February 2013.  The vessels are chartered in from Log-in Logistica Intermodal S.A., who holds the 30% non-controlling interest in the consolidated Brazilian joint venture.

Other Leases

    The Company leases four properties, two of which are used by TBSI’s service company subsidiaries, Roymar Ship Management, Inc. (“Roymar”) and TBS Shipping Services and its subsidiaries, for the administration of their operations.  The third and fourth properties are office and warehouse space leased by TBS Energy Logistics.

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

    At June 30, 2010, we leased property through our subsidiary TBS Energy Logistics.  The lease term is for five years commencing October 1, 2009 and running through September 30, 2014. Monthly rent is $8,054 for the first year, October 1, 2009 through September 30, 2010.  The monthly rent increases to $8,255, $8,463, $8,677 and $8,898, for the second through fifth years.

    TBS Energy Logistics also leases a warehouse for 38 months commencing May 1, 2009 through June 30, 2012 at a monthly rent of $22,000 for the year commencing July 1, 2009 through June 30, 2010.  The monthly rent increases to $22,400 and $22,800, for the years ending June 2011 and June 2012, respectively.

    As of June 30, 2010, future minimum commitments under operating leases with initial or remaining lease terms exceeding one-year are as follows (in thousands):

		Office
At June 30, 2010	Vessel Hire	Premises	Total
2010 (July 1, 2010 through December 31, 2010)	4,583	439	5,022
2011	9,004	371	9,375
2012	8,967	239	9,206
2013	6,120	105	6,225
Thereafter	493	80	573
	$29,167	$1,234	$30,401

Purchase Obligations – New Vessel Buildings

    At June 30, 2010, the Company had purchase obligations totaling $45.3 million in connection with its new vessel building program, including a $0.1 million obligation under the contract for the supervision and inspection of vessels under construction.  The obligations will become payable as the shipyard meets several milestones through September  2011.  As of June 30, 2010, $45.2 million of the purchase obligation is scheduled to be paid as follows: $29.6 million in 2010 and $15.6 million in 2011.  The timing of actual payments will vary based upon when the milestones are met.

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

Note 15 — Business Segment

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

    The Company transports cargo throughout the world, including to and from the United States.  Voyage revenue is attributed to non-U.S. countries based on the loading port location.  The difference between total voyage revenues and total revenue by country is revenue from the United States.  Time charter revenue by country cannot be allocated because the Company does not control the itinerary of the vessel.

    Voyage revenue generated in countries excluding the U.S. (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2010	2009	2010	2009
Brazil	$14,181	$14,130	$30,154	$22,443
Japan	11,785	8,584	25,178	19,559
United Arab Emirates	8,808	7,427	16,978	20,006
Chile	7,064	5,072	14,244	9,902
China	8,766	2,125	13,753	6,209
Peru	5,186	7,397	9,694	13,556
Korea	1,934	731	5,277	4,063
Argentina	1,320	2,396	1,310	5,007
Venezuela	825	1,233	1,532	1,233
Others	5,237	6,518	13,329	9,557
Total	$65,106	$55,613	$131,449	$111,535

    For the three and six months ended June 30, 2010 no customers and one customer, respectively, accounted for 10% or more of voyage and time charter revenue.  For the three and six months ended June 30, 2009, no customers accounted for 10% or more of voyage and time charter revenue.

    At June 30, 2010, no customers accounted for 10% or more of charter hires receivables.  One customer accounted for 10% or more of charters hire receivables at December 31, 2009.

Note 16 — Subsequent Events

    Management evaluated all activity of the Company through the date of issuance of our consolidated financial statements, and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

    On June 29, 2010, the Company signed a Memorandum of Agreement to sell the Savannah Belle for $2.8 million.  The sale was completed on July 20, 2010 and the net proceeds were used to pay down the BOA Revolver.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward - Looking Statements

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect current expectations of the Company's management.  They are based on our management's beliefs and assumptions and on information currently available to our management.  Forward-looking statements include, among other things, all information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of future regulation and competition.  Forward-looking statements include all statements that are not historical facts and can generally be identified as forward-looking statements because they use words such as "anticipates," "believes," "estimates," "expects," "future," "intends," "plans," "targets," "projects," "sees," "seeks," "should," "will," and similar terms.

    Forward-looking statements involve risks, uncertainties and assumptions.  Although the Company does not make forward-looking statements unless it believes it has a reasonable basis for doing so, it cannot guarantee their accuracy.  Actual results may differ materially from those expressed, implied or projected in or by these forward-looking statements due to important factors that could cause actual results to differ materially from those in the forward-looking statement, including the risks disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2010, and other unforeseen risks.  Among other unforeseen risks, uncertainties, risks and other factors that could cause actual results to differ materially include, but are not limited to:

•	changes in demand for our services, which are increasingly difficult to predict due to the current economic conditions and uncertainty;
•	a decline in vessel valuations;
•	our ability to maintain financial ratios and comply with the financial covenants required by our credit facilities as amended;
•	our ability to finance our operations and raise additional capital on commercially reasonable terms or at all;
•
changes in rules and regulations applicable to the shipping industry, including legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries;

•	actions taken by regulatory authorities;
•	changes in trading patterns, which significantly may affect overall vessel tonnage requirements;
•	changes in the typical seasonal variations in charter rates;
•	volatility in costs, including changes in production of or demand for oil and petroleum products, crew wages, insurance, provisions, repairs and maintenance, generally or in particular regions;
•	default by financial counterparties;
•	a material decline or weakness in shipping rates, which may occur if the economic recovery is not sustainable;
•	changes in general domestic and international political conditions;
•	changes in the condition of our vessels or applicable maintenance or regulatory standards which may affect, among other things, our anticipated drydocking or maintenance and repair costs;
•	increases in the cost of our drydocking program or delays in our anticipated drydocking schedule;
•
China Communications Construction Company Ltd./ and Nantong Yahua Shipbuilding Group Co., Ltd.’s ability to complete and deliver the remaining multipurpose tweendeckers on the anticipated schedule and the ability of the parties to satisfy the conditions in the shipbuilding agreements;

•	the possible effects of pending and future legislation in the United States that may limit or eliminate potential U.S. tax benefits resulting from our jurisdiction of incorporation;
•	Irish corporate governance and regulatory requirements which could prove different or more challenging than currently expected; and
•	other factors that are described in the “Risk Factors” sections of reports filed with the Securities and Exchange Commission.

    You should not rely on any forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required under applicable law.

General

    The following is a discussion of our financial condition at June 30, 2010 and December 31, 2009 and our results of operations comparing the three and six months ended June 30, 2010 with the three and six months ended June 30, 2009.  You should read this section in conjunction with the consolidated financial statements and the related notes to those financial statements included elsewhere in this Quarterly Report.

Overview

    We are an ocean transportation services company, originating in 1993, that offers worldwide shipping solutions to a diverse client base of industrial shippers.  We operate liner, parcel, bulk and logistic services supported by a fleet of multipurpose tweendeckers, and handysize and handymax bulk carriers.  The flexibility of our fleet allows us to carry a wide range of cargo, including industrial goods, project cargo, steel products, metal concentrates, fertilizer, salt, sugar, grain, aggregates and general cargo, which cannot be carried efficiently by container or large dry bulk carriers.

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

    As of June 30, 2010, our controlled fleet totaled 49 vessels, including 47 ships that we own, two of which are newly constructed vessels, and two that we charter-in with an option to purchase.  In addition to the 49 vessels, we have chartered-in three ships through our consolidated joint venture in Brazil, Log.Star Navegação S.A., ”Log-Star”, for three years, two of these vessels have been in drydock since the time they were delivered to Log-Star.  In March 2007, we entered into a contract for six multipurpose vessels with retractable tweendecks.  The first vessel, the Rockaway Belle, was delivered in September 23, 2009 and the second vessel, the Dakota Princess, was delivered on March 2010. Both vessels were delivered in China from Nantong Yahua Shipbuilding Group Co., Ltd.  Two of the remaining four vessels are scheduled for delivery during the second half of 2010 and the last two deliveries are scheduled for 2011.  The two new vessels that are expected to be delivered in the third and fourth quarters of 2010 have been named Montauk Maiden and Omaha Belle, respectively.  On June 29, 2010, we signed a Memorandum of Agreement to sell the Savannah Belle.  The sale was completed on July 20, 2010.

    We target niche markets, which include trade routes, ports and cargoes not efficiently served by container and large dry bulk vessel operators.  In order to effectively serve these markets, we offer regularly scheduled voyages using our fleet of multipurpose tweendeckers and handysize and handymax dry bulk carriers.  Tweendeck vessels are differentiated by their retractable decks that can create separate holds, facilitating the transportation of non-containerized cargoes.  Our vessels are able to navigate and service many ports with restrictions on vessel size and transport many types of cargo that cannot be carried efficiently by containers or large dry bulk carriers.  Our Brazilian joint venture, Log-Star, recently obtained an operational license in Brazil to provide domestic shipping services.  This Brazilian flagged shipping company will concentrate on the movement of breakbulk, bulk parcels, heavy lift, general and project cargoes along Brazil's coastline and Amazon River basin.

    As part of our comprehensive transportation service offering, we provide portside and inland logistics, related support services and solutions for challenging cargoes.  In order to provide these services, we employed a professional staff of approximately 175 employees as of June 30, 2010, with extensive experience and diverse backgrounds.  In addition, our affiliate, TBS Commercial Group Ltd. has fully staffed agencies and representative offices on five continents, with local teams of commercial agents and port captains who meet regularly with customers to tailor solutions to their logistics needs.  We believe this full-service approach to shipping provides a superior level of service that has resulted in the development of long-term relationships with our customers.

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

Non-GAAP Financial Measures

    “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes  financial measures prepared in accordance with United States generally accepted accounting principles (“GAAP”) and one other non-GAAP financial measure, “Earnings (Loss) Before Interest, Taxes, Depreciation, and Amortization” or EBITDA.  EBITDA is calculated by adding net interest expense, income taxes, depreciation, and amortization charges to net income (loss) as presented in the Consolidated Statements of Income.  This definition of EBITDA may not be comparable to other companies’ EBITDA measure and should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance.

Drydocking

    During 2007 and 2008, we engaged in an accelerated steel renewal and replacement program for our drydocked vessels.  As a result, we realized savings on the cost of subsequent drydockings for some vessels.  Under the accelerated program, steel renewals and replacements were made on the basis of the physical condition of the vessel, including renewals and replacements that were, at that time, believed to be required in the upcoming five to ten years.  Vessels must be drydocked twice during a five-year cycle. Our controlled fleet of 49 vessels at June 30, 2010, would require approximately 98 drydockings over five years for an average of 20 vessels per year.   The first drydocking of a newly constructed vessel, which would be a special survey of the vessel, is typically done five years after delivery of the vessel from the shipyard.

    During the first quarter of 2010, two vessels that entered into drydock during the fourth quarter of 2009 continued their drydocking for 28 days into the first quarter of 2010 and two vessels entered drydock for 45 days.  During the second quarter of 2010, five vessels entered drydock for 110 days.  Our quarterly schedule of vessels drydocked and anticipated to be drydocked during 2010, including actual and estimated number of drydock days and metric tons of steel renewal, is as follows:

	Number of vessels in drydock from previous quarter	Number of vessels entering drydock during quarter	Number of drydock days during quarter		Approximate metric tons (MT) of steel installed
Actual
First Quarter 2010	2	2	73	days	85	MT
Second Quarter 2010		5	110	days	481	MT
Estimated
Third Quarter 2010	2	5	149	days	1,090	MT
Fourth Quarter 2010	2	2	74	days	495	MT
Total for 2010		14	406	days	2,151	MT

We estimate that vessel drydockings that require less than 100 metric tons of steel renewal will take from 20 to 30 days and that vessel drydockings that require 100 to 500 metric tons of steel renewal will take from 30 to 45 days. We capitalize vessel improvements, including steel renewal and reinforcement, in connection with the first drydocking after we acquire a vessel.

In addition to the above, we have two vessels, chartered-in through our joint venture subsidiary in Brazil, Log-Star, that have been chartered-in for three years and have been in drydock since the time they were delivered to Log-Star.

New Ship Building

    We are expanding our fleet of multipurpose retractable tweendeckers through our newbuilding program. In 2007, we contracted China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Group Co., Ltd. to build six newly designed vessels named the "Roymar Class".  These 34,000 dead weight ton (“dwt”) vessels are a larger vessel class and their addition to our fleet will be a significant milestone in the implementation of our business plan to modernize and expand our fleet.  While we remain committed to expanding our fleet, pending a significant change in global economic conditions, we are temporarily suspending any further acquisitions of secondhand vessels.  Our current business strategy includes growing through newbuildings of multipurpose tweendeckers and chartering-in vessels as needed.

We have taken delivery of the first two of six newbuildings.  The Rockaway Belle was delivered in September 2009 and Dakota Princess was delivered in March 2010.  Two of the remaining four newbuildings are scheduled for delivery during 2010 and two are scheduled for delivery in 2011.  At June 30, 2010, the milestones already met and the quarters in which the remaining milestones are anticipated to be met for the four remaining vessels under construction are listed below:

Milestone
Corporate Owner	Hull Number:	Future Vessel Name	Contract Signing	Steel Cutting	Keel Laying	Launching	Anticipated Delivery
Dorchester Maritime Corp.	NYHS200722	Montauk Maiden	Met	Met	Met	Met	3rd Qtr 2010
Longwoods Maritime Corp.	NYHS200723	Comanche Maiden	Met	Met	Met	3rd Qtr 2010	2nd Qtr 2011
McHenry Maritime Corp.	NYHS200724	Omaha Belle	Met	Met	Met	Met	4th Qtr 2010
Sunswyck Maritime Corp.	NYHS200725	Maya Belle	Met	Met	Met	4th Qtr 2010	3rd Qtr 2011

Components of revenue and expense

    We report our revenue as voyage revenue, reflecting the operations of our vessels that are not chartered out, and charter revenue, reflecting the operations of our vessels that have been chartered out to third parties.  Voyage revenue and expenses for each reporting period include estimates for voyages in progress at the end of the period.  For voyages in progress at June 30, 2010, we recognized voyage expense as incurred and voyage revenues ratably over the length of the voyage.  When a loss is forecast for a voyage, the full amount of the anticipated loss is recognized in the period in which that determination is made. Revenue from time charters in progress is calculated using the daily charter hire rate, net of daily expenses multiplied by the number of voyage day’s on-hire through period end.

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

Vessel expenses are vessel operating expenses that consist of crewing, stores, lube oil, repairs and maintenance including registration taxes and fees, insurance and communication expenses for vessels we control and charter-in expense, which are fees we pay to owners for use of their vessels.  The costs are paid by our subsidiaries.

Depreciation and amortization is computed for vessels and vessel improvements on the remaining useful life of each vessel, which is estimated as the period from the date we put the vessel into service to the date 30 years from the time that the vessel was initially delivered by the shipyard.  Drydock costs are amortized on a straight-line basis over the period through the date of the next drydocking which is typically 30 months.  Other fixed assets, consisting principally of computer hardware, software and office equipment are depreciated on a straight-line basis using useful lives of three to seven years.  Grabs are depreciated on a straight-line basis using useful lives of ten years.  Vessel leasehold improvements, which are included with vessel improvements and other equipment, are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

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

Results of Operations

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage revenue	$70,640	63.5	$59,741	82.7	$10,899	18.2
Time charter revenue	37,658	33.9	12,168	16.8	25,490
Logistics revenue	2,931	2.6	270	0.4	2,661
Other revenue	11		57	0.1	(46)	(80.7)
Total revenue	$111,240	100.0	$72,236	100.0	$39,004	54.0

Voyage revenue

    To provide a more complete analysis of our operations, selected key metrics, including voyage days, revenue tons "RT" and average freight rates are shown for all cargoes and separately, for aggregate cargoes and other than aggregate cargoes.  Aggregate cargoes are high-volume, low freighted cargo consisting principally of construction materials such as crushed stone. While average freight rates on aggregates bulk cargo are lower than average freight rates on other types of cargoes, voyage costs are also lower resulting in comparable daily time charter equivalent rates.  The table below shows key metrics related to voyage revenue:

	Three Months Ended June 30,
	2010	2009	Increase (Decrease)
Voyage Revenue (in thousands)	$70,640	$59,741	$10,899	18.2%
Number of vessels (1)	28	33	(5)	(15.2)%
Days available for hire (2)	2,573 days	3,025 days	(452) days	(14.9)%
Freight voyage days (3)	2,556 days	2,982 days	(426) days	(14.3)%
Revenue tons carried (thousands) (4)
For all cargoes	2,374 RT	2,449 RT	(75)RT	(3.1)%
Other than aggregate cargoes	1,098 RT	1,297 RT	(199)RT	(15.3)%
Aggregate cargoes	1,276 RT	1,152 RT	124 RT	10.8%
Freight Rates (5)
For all cargoes	$29.76	$24.40	$5.36	22.0%
Other than aggregate cargoes	$56.46	$40.33	$16.13	40.0%
Aggregate cargoes	$6.77	$6.45	$0.32	5.0%
Daily time charter equivalent rates (6)	$14,463	$11,268	$3,195	28.4%

(1)	Weighted average number of vessels in the fleet, excluding chartered out vessels.
(2)	Number of days that our vessels were available for hire, excluding chartered out vessels.
(3)	Number of days that our vessels were earning revenue, excluding chartered out vessels.
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

    The increase in voyage revenue for the three months ended June 30, 2010, as compared to the same period in 2009, was primarily due to an increase in freight rates.

     Average freight rates for other than aggregate cargoes increased $16.13 per ton, or 40.0%, to $56.46 per ton for the three months ended June 30, 2010, as compared to $40.33 per ton for the same period in 2009.  During the second quarter 2010 we saw a strengthening of freight rates for bulk cargoes, metal concentrates, agricultural products and steel products.  Average freight rates for aggregate cargoes increased $0.32 per ton, or 5.0%, to $6.77 per ton for the three months ended June 30, 2010, as compared to $6.45 per ton for the same period in 2009.  Overall average freight rates for all cargoes increased $5.36 per ton, or 22.0%, to $29.76 per ton for the three months ended June 30, 2010, as compared to $24.40 per ton for the same period in 2009.

     Revenue tons carried decreased 75,000 RT or 3.1% to 2,374,000 RT for the three months ended June 30, 2010 from 2,449,000 RT for the same period in 2009.  The decrease in non-aggregate revenue tons carried of approximately 199,000 RT was caused primarily by lower agricultural and bulk cargoes.  Aggregates carried for the three months ended June 30, 2010 increased by 124,000 RT as compared to the same period in 2009, due to an increase in the number of spot voyages of aggregates in 2010.  During the three months ended June 30, 2010, our aggregate cargoes carried under spot voyages were higher than aggregate cargoes carried under contracts of affreightment as compared to the same period in 2009.  For the three months ended June 30, 2010 and 2009 we had contracts of affreightment, expiring through late 2011, under which we carried approximately 494,000 RT and 1,289,000 RT, respectively, which generated $7.1 million

    The following table shows revenues attributed to our principal cargoes:

	Three Months Ended
	June 30, 2010		June 30, 2009		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	%
Steel products	$26,100	36.9	$15,023	25.1	$11,077	73.7
Metal concentrates	9,679	13.7	8,846	14.8	833	9.4
Aggregates	8,643	12.2	7,427	12.4	1,216	16.4
Agricultural products	8,547	12.1	10,978	18.4	(2,431)	(22.1)
Other bulk cargo	8,795	12.5	7,210	12.0	1,585	22.0
General cargo	4,559	6.5	2,360	4.0	2,199	93.2
Fertilizers	985	1.4	455	0.8	530	116.5
Project cargo	961	1.4	2,606	4.4	(1,645)	(63.1)
Rolling stock	952	1.3	1,074	1.8	(122)	(11.4)
Automotive products	830	1.2	963	1.6	(133)	(13.8)
Other	589	0.8	2,799	4.7	(2,210)	(79.0)
Total voyage revenue	$70,640	100.0	$59,741	100.0	$10,899	18.2

Time charter revenue

    The key metrics related to time charter revenue are as follows:

	Three Months Ended June 30,
	2010	2009	Increase (Decrease)
Time Charter Revenue (in thousands)	$37,658	$12,168	$25,490	209.5%
Number of vessels (1)	20	13	7	53.8%
Time Charter days (2)	1,838	1,140	698	61.2%
Daily charter hire rates (3)	$20,489	$10,674	$9,815	91.9%
Daily time charter equivalent rates (4)	$18,532	$9,642	$8,890	92.2%

(1)	Weighted average number of vessels chartered out.
(2)	Number of days the vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Daily Time Charter Equivalent or "TCE" rates for vessels that are time chartered out are defined as time charter revenue during the period reduced principally by commissions and certain voyage costs (for which we are responsible under some time charters) divided by the number of available time charter days during the period.  Commission for vessels that are time chartered out for the three months ending June 30, 2010 and June 30, 2009 were $1.6 million and $0.5 million, espectively.  Voyage costs incurred under some time charters were $1.8 million and $0.7 million for the three months ending June 30, 2010 and 2009, respectively.  Voyage costs in 2010 relate to port costs incurred in connection with some of the time charter out of vessels in the Brazilian coastal trade.  Voyage costs in 2009 reflect fuel costs related to fuel price differentials caused by volatility in the fuel market and the cost for ballasting vessels to time charter delivery ports.  No deduction is made for vessel or general and administrative expenses.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

    The increase in time charter revenue was due to both an increase in charter hire rates and time charter out days.  Average charter hire rates increased $9,815 per day to $20,489 for the three months ended June 30, 2010 from $10,674 for the comparable period in 2009.  Charter hire rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.  Increases in the average charter hire rate per day are reflective of the recovering worldwide economy.  Time charter out days increased to take advantage of opportunities in the market. The increase is also due to the addition of our new consolidated Brazilian joint venture, Log-Star, which increased time charter revenues by $4.4 million and time charter days by 171 days.

Logistics revenue

    Logistics revenues represent revenues from cargo and transportation management services provided in connection with our Five Star Service.  Logistics revenue increased $2.7 million for the three months ended June 30, 2010 as compared to the same period in 2009, due mainly to an expansion into new markets and a slight strengthening in several targeted industries.

Operating Expenses:
	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage expense	$37,268	33.5	$27,314	37.8	$9,954	36.4
Logistics	1,748	1.6	172	0.2	1,576
Vessel expense	31,668	28.5	25,520	35.3	6,148	24.1
Depreciation and amortization	25,733	23.1	23,603	32.7	2,130	9.0
General and administrative	14,030	12.6	8,349	11.6	5,681	68.0
Net loss on vessel held for sale	5,154	4.6			5,154
Total operating expenses	$115,601	103.9	$84,958	117.6	$30,643	36.1

Voyage expense

    Voyage expenses are costs attributable to specific voyages.  The number of voyage days is a significant determinant of voyage expense, which consists of fuel costs, commissions, port call, stevedoring and other cargo related costs, and miscellaneous voyage expense.

    The principal components of voyage expense were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of 2009 Expense	As a % of Voyage & Time Charter Revenue
Fuel expense	$16,818	45.1	15.5	$12,494	45.7	17.4	$4,324	34.6	(1.9)
Commission expense	6,077	16.3	5.6	3,655	13.4	5.1	2,422	66.3	0.5
Port call expense	6,897	18.5	6.4	6,390	23.4	8.9	507	7.9	(2.5)
Stevedore and other
cargo-related expense	3,355	9.0	3.1	2,029	7.4	2.8	1,326	65.4	0.3
Miscellaneous voyage
expense	4,121	11.1	3.8	2,746	10.1	3.8	1,375	50.1
Voyage expense	$37,268	100.0	34.4	$27,314	100.0	38.0	$9,954	36.4	(3.6)

    Voyage expense increased $10.0 million or 36.4% for the three months ended June 30, 2010, as compared to the same period in 2009, principally due to increases in fuel and commission expenses.  Voyage expenses for 2010 include the results of Log-Star, our new consolidated Brazilian joint venture.

    The increase in fuel expense was the result of an increase in the average price per metric ton, or "MT", partially offset by a decrease in consumption.  For the three months ended June 30, 2010, the average price per MT increased $230 or 80.7% to $515 per MT from $285 per MT for the same period in 2009.  Consumption decreased 12,103 MT or 27.6% to 31,677 MT for the three months ended June 30, 2010 from 43,780 MT in 2009, due to an increase in time-chartered-out vessels.  When vessels are time chartered out, the cost of fuel is the responsibility of the charterer except under some time charter out of vessels in the Brazilian coastal trade.

    The increase in commission expense for the three months ended June 30, 2010 primarily reflects an increase in freight and time charter revenue for the three months ended June 30, 2010 as compared to the same period in 2009.

    The increase in stevedore and other cargo-related expense for the three months ended June 30, 2010 as compared to the same period in 2009 was primarily due to a change in the mix of revenue booked under different shipping terms.  Most cargo was booked under "full liner" terms.  For analysis purposes we group cargoes into three categories: (1) cargo booked under "free-in free-out" terms which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading and (3) cargo booked under a combination of free-in free-out and full liner terms

    The increase in miscellaneous voyage expense is primarily due to the inclusion of the results of Log-Star, our new consolidated Brazilian joint venture.

Logistics expenses

    Logistics expenses, which represents expenses associated with logistics movements, increased to $1.7 million for the three months ended June 30, 2010 from $0.2 million for the same period in 2009.  Logistics operating margins improved to 40.4% for the second quarter of 2010 as compared to 36.6% for the second quarter of 2009, mainly as a result of passing more logistics expenses on to customers.

Vessel expense

    Vessel expense consists of costs we incur to own/control and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, crew costs, insurance, lube oil, maintenance, and registrations and fees for vessels we own or control.  For 2010, vessel expense includes the results of, our newly formed consolidated Brazilian joint venture, Log-Star.  The following table sets forth the basic components of vessel expense:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage
Vessel operating expense	$28,764	90.8	$22,529	88.3	$6,235	27.7
Chartered-in expense	1,574	5.0	995	3.9	579	58.2
Controlled vessel expense	926	2.9	1,620	6.3	(694)	(42.8)
Space charter expense	404	1.3	376	1.5	28	7.4
Vessel expense	$31,668	100.0	$25,520	100.0	$6,148	24.1

    The 24.1% increase in vessel expense was primarily due to consolidation of the results of Log-Star, in 2010 which increased vessel operating and chartered-in expenses.  Log-Star has a three year bareboat agreement for the charter-in of three vessels used in the Brazilian coastal trade.  Additionally, Log-Star has time chartered-in vessels for shorter periods to meet specific customer needs.

    The increase in vessel operating expense was mainly due to higher stores and maintenance expenses.  The increase in stores was due to timing of expenses.  This resulted in a $564 increase in the average operating expense day rate for our controlled fleet (excluding the Brazilian flagged vessels) which was $5,831 per day for the three months ended June 30, 2010, as compared to $5,267 per day for the same period in 2009.  Increase in the average number of controlled vessels and consolidation of the results of Log-Star, our new Brazilian joint venture subsidiary added to vessel operating expenses.  The average number of controlled vessels increased to an average of 49 vessels (excluding three Brazilian flagged vessels) during the three months ended June 30, 2010, as compared to an average of 47 vessels for the same period in 2009.  Increases in our controlled fleet translate to an increase in vessel days, which are the total days we operate our controlled vessels.  The Rockaway Belle, which was delivered in September 2009, and the Dakota Princess, which was delivered in March 2010, increased vessel days by 182 days to 4,459 days during the three months ended June 30, 2010 from 4,277 days for the comparable period in 2009.  The average operating expense day rate for the Brazilian flagged ships was $13,015 per day.  This average expense day rate reflects higher Brazilian crew costs as well as higher repair expenses relating to the three Brazilian flagged vessels as compared to the non-Brazilian flagged vessels.

    Chartered in vessel expense increased $0.6 million primarily as a result of consolidation of the results of Log-Star which includes expenses related to the charter of three vessels that have been leased for three years.  Additionally, Log-Star has chartered-in vessels for shorter periods to meet specific customer needs.

    Controlled vessel expense consists of charter-in costs for two vessels under separate charter agreements that contain purchase options.  We charter-in under bareboat charters the Laguna Belle and Seminole Princess both of which were part of a sale/leaseback transaction that we entered into in January 2007.  In connection with the waiver we obtained of financial covenants contained in the charter agreements the charter terms were revised, effective February 1, 2010, increasing the average daily charter rate per vessel by $208 per day over the remaining term of the charters.  Controlled vessel expense of approximately $0.8 million relating to charter hire costs on two voyages that continue into the second quarter and where a loss was forecasted at March 31, 2010 were recognized in the first quarter.   When a loss is forecast for a voyage, the full amount of the anticipated loss, including vessel expense, is recognized in the period in which the loss determination is made.

Depreciation and amortization

    The $2.1 million or 9.0% increase in depreciation and amortization expense to $25.7 million for the three months ended June 30, 2010 compared to $23.6 million for the same period in 2009 was due to increased vessel improvements and to a lesser extent, the growth of our owned/controlled fleet.  Our owned/controlled fleet increased to an average of 49 vessels for the three months ended June 30, 2010 from an average of 47 vessels for the three months ended June 30, 2009.

General and administrative expense

    General and administrative expense increased $5.7 million for the three months ended June 30, 2010 as compared to the same period for 2009.  The increase is primarily due to the amortization of non-cash share compensation expense of $3.3 million for the three months ended June 30, 2010.

Net loss on vessel held for sale

    On June 29, 2010, the Company signed a Memorandum of Agreement to sell the Savannah Belle.  The cost of vessel and improvements less accumulated depreciation totaled to $7.6 million on June 30, 2010.    The sale was completed on July 20, 2010.  Net proceeds from the sale were used to pay down the BOA Revolver.  A $5.2 million charge was recorded on June 30, 2010 to adjust the vessel held for sale to its net realized value.

Loss from operations

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Loss from operations	$(4,361)	(3.9)	$(12,722)	(17.6)	$8,361	(65.7)

Other (expenses) and income
Interest expense	(6,172)	(5.5)	(4,466)	(6.2)	(1,706)	38.2
Other income (expense)	42		275	0.4	(233)	(84.7)
Net (loss)	(10,491)	(9.4)	(16,913)	(23.4)	6,422	(38.0)

Less: Net (loss) attributable to the
noncontrolling interests	(814)	(0.7)			(814)
Net (loss) attributable to
TBS International plc	$(9,677)	(8.7)	$(16,913)	23.4	$7,236

    The decrease in loss from operations for the three months ended June 30, 2010 as compared to the same period for 2009 was mainly attributed to a strengthening of market conditions in the ocean transport industry, which resulted in a higher daily time charter equivalent rates.  The higher revenue caused operating margin to improve to a negative 3.9% for the three months ended June 30, 2010 from a negative 17.6% for the same period in 2009.

Interest expense

    Interest expense increased $1.7 million for the three months ended June 30, 2010 as compared to the same period in 2009 primarily due to interest on borrowings related to two new ships added to the fleet, higher bank margins, and  the termination of swap contracts.  Our average effective interest rate, including the amortization of finance costs and interest swap related costs, increased to approximately 8.9% for the three months ended June 30, 2010 as compared to approximately 7.2% for the same period in 2009.

EBITDA

    EBITDA increased by $11.1 million for the three months ended June 30, 2010 as compared to the same period in 2009.  The table below shows a reconciliation of EBITDA to Net Loss for the three months ended June 30, 2010 and 2009:

	Three months ended
(in thousands)	June 30, 2010	June 30, 2009	Increase/ (Decrease)
Net Loss attributable to TBS International plc	$(9,677)	$(16,913)	$7,236
Net Interest expense	6,166	4,480	1,686
Depreciation and Amortization	25,733	23,603	2,130
EBITDA	$22,222	$11,170	$11,052

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009

Revenues:

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage revenue	$144,998	68.6	$124,254	86.6	$20,744	16.7
Time charter revenue	60,561	28.7	18,339	12.8	42,222
Logistics revenue	5,583	2.6	536	0.4	5,047
Other revenue	167	0.1	265	0.2	(98)	(37.0)
Total revenue	$211,309	100.0	$143,394	100.0	$67,915	47.4

Voyage revenue

    To provide a more complete analysis of our operations, selected key metrics, including voyage days, revenue tons "RT" and average freight rates are shown for all cargoes and separately, for non aggregate cargoes and aggregate cargoes.  Aggregate cargoes are high-volume, low freighted cargo consisting principally of construction materials such as crushed stone.  While average freight rates on aggregates bulk cargo are lower than average freight rates on other types of cargoes, voyage costs are also lower resulting in comparable daily time charter equivalent rates. The table below shows key metrics related to voyage revenue:

	Six Months Ended June 30,
	2010	2009	Increase (Decrease)
Voyage Revenue (in thousands)	$144,998	$124,254	$20,744	16.7%
Number of vessels (1)	30	34	(4)	(11.8)%
Days available for hire (2)	5,429	6,223	(794)	(12.8)%
Freight voyage days (3)	5,360	6,098	(738)	(12.1)%
Revenue tons carried (thousands) (4)
For all cargoes	5,048	4,596	452	9.8%
Excluding aggregates	2,337	2,449	(112)	(4.6)%
Aggregates	2,711	2,147	564	26.3%
Freight Rates (5)
For all cargoes	$28.72	$27.03	$1.69	6.3%
Excluding aggregates	$54.54	$42.42	$12.12	28.6%
Aggregates	$6.47	$9.47	$(3.00)	(31.7)%
Daily time charter equivalent rates (6)	$14,491	$11,480	$3,011	26.2%

(1)	Weighted average number of vessels in the fleet, excluding chartered out vessels.
(2)	Number of days that our vessels were available for hire, excluding chartered out vessels.
(3)	Number of days that our vessels were earning revenue, excluding chartered out vessels.
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

    The increase in voyage revenue for the six months ended June 30, 2010, as compared to the same period in 2009, was primarily due to an increase in revenue tons carried and freight rates.

     Average freight rates for other than aggregate cargoes increased $12.12 per ton, or 28.6%, to $54.54 per ton for the six months ended June 30, 2010, as compared to $42.42 per ton for the same period in 2009.  During the first half of 2010 we saw a strengthening of freight rates for bulk cargoes, metal concentrates and agricultural products.  Average freight rates for aggregate cargoes decreased $3.00 per ton, or 31.7%, to $6.47 per ton for the six months ended June 30, 2010, as compared to $9.47 per ton for the same period in 2009.  The decrease in average freight rates was due to lower average revenue earned on each voyage caused by decreased port congestion that reduced demurrage revenue.  Demurrage revenue is the additional compensation for the detention of a vessel by a customer beyond the time allowed for loading or unloading.  Overall average freight rates for all cargoes increased $1.69 per ton, or 6.3%, to $28.72 per ton for the six months ended June 30, 2010, as compared to $27.03 per ton for the same period in 2009.

    Revenue tons carried increased 452,000 RT or 9.8% to 5,048,000 RT for the six months ended June 30, 2010 from 4,596,000 RT for the same period in 2009.  The decrease of approximately 112,000 RT in revenue tons carried of non-aggregates was caused primarily by lower agricultural and metal concentrate cargoes.  Aggregates carried for the six months ended June 30, 2010 increased by 564,000 RT as compared to the same period in 2009, due to an increase in the number of spot voyages of aggregates in 2010.  During the six months ended June 30, 2010, our spot voyages of aggregates were higher than aggregate cargoes carried under contracts of affreightment as compared to the same period in 2009.  For the six months ended June 30, 2010 and 2009 we had contracts of affreightment, expiring through late 2011, under which we carried approximately 1,100,000 RT and 2,371,000 RT, respectively, which generated $16.4 million and $35.2 million, respectively, of voyage revenue.  Revenue tons of aggregates carried under contracts of affreightment during the six months ended June 30, 2010 decreased due to expiring contracts of affreightments.

    The following table shows revenues attributed to our principal cargoes:

	Six Months Ended
	June 30, 2010		June 30, 2009		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	%
Steel products	$46,844	32.3	$26,881	21.6	$19,963	74.3
Agricultural products	24,878	17.2	22,788	18.3	2,090	9.2
Metal concentrates	18,810	13.0	18,992	15.3	(182)	(1.0)
Aggregates	17,541	12.1	20,329	16.4	(2,788)	(13.7)
Other bulk cargo	17,715	12.2	9,181	7.4	8,534	93.0
General cargo	5,872	4.1	6,592	5.3	(720)	(10.9)
Project cargo	4,383	3.0	6,903	5.6	(2,520)	(36.5)
Fertilizers	2,964	2.0	2,170	1.8	794	36.6
Rolling stock	2,920	2.0	4,476	3.6	(1,556)	(34.8)
Automotive products	2,053	1.4	2,422	1.9	(369)	(15.2)
Other	1,018	0.7	3,520	2.8	(2,502)	(71.1)
Total voyage revenue	$144,998	100.0	$124,254	100.0	$20,744	16.7

Time charter revenue

    The key metrics related to time charter revenue are as follows:

	Six months Ended June 30,
	2010	2009	Increase (Decrease)
Time Charter Revenue (in thousands)	$60,561	$18,339	$42,222	230.2%
Number of vessels (1)	18	11	7	63.6%
Time Charter days (2)	3,175	2,027	1,148	56.6%
Daily charter hire rates (3)	$19,074	$9,047	$10,027	110.8%
Daily time charter equivalent rates (4)	$17,587	$8,028	$9,559	119.1%

(1)	Weighted average number of vessels chartered out.
(2)	Number of days the vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Daily Time Charter Equivalent or "TCE" rates for vessels that are time chartered out are defined as time charter revenue during the period reduced principally by commissions and certain voyage costs (for which we are responsible under some time charters) divided by the number of available time charter days during the period.  Commission for vessels that are time chartered out for the six months ending June 30, 2010 and June 30, 2009 were $2.7 million and $0.8 million, respectively.  Voyage costs incurred under some time charters were $1.8 million and $1.3 million for the six months ending June 30, 2010 and 2009, respectively.  Voyage costs in 2010 relate to port costs incurred in connection with some of the time charter out of vessels in the Brazilian coastal trade.  Voyage costs in 2009 reflect fuel costs related to fuel price differentials caused by volatility in the fuel market and the cost for ballasting vessels to time charter delivery ports.  No deduction is made for vessel or general and administrative expenses.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

     The increase in time charter revenue was due to both an increase in charter hire rates and time charter out days.  Average charter hire rates increased $10,027 per day to $19,074 for the six months ended June 30, 2010 from $9,047 for the comparable period in 2009.  Charter hire rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.  Increases in the average charter hire rate per day are reflective of the recovering worldwide economy.  The increase in time charter-out days can be attributed to a lower demand for voyage cargoes coupled with the addition of our new Brazilian joint venture, Log-Star.

Logistics revenue

    Logistics revenues represent revenues from cargo and transportation management services provided in connection with our Five Star Service.  Logistics revenue increased $5.1 million for the six months ended June 30, 2010 as compared to the same period in 2009, due mainly to an expansion into new markets and a slight strengthening in several targeted industries.

Operating Expenses:

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage expense	$72,048	34.1	$56,313	39.3	$15,735	27.9
Logistics	3,625	1.7	421	0.3	3,204
Vessel expense	59,439	28.1	53,499	37.3	5,940	11.1
Depreciation and amortization	51,230	24.2	46,322	32.3	4,908	10.6
General and administrative	26,403	12.5	17,035	11.9	9,368	55.0
Net loss on vessel held for sale	5,154	2.4			5,154
Total operating expenses	$217,899	103.0	$173,590	121.1	$44,309	25.5

Voyage expense

    Voyage expenses are costs attributable to specific voyages.  The number of voyage days is a significant determinant of voyage expense, which consists of fuel costs, commissions, port call, stevedoring and other cargo related costs, and miscellaneous voyage expense.

    The principal components of voyage expense were as follows:

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of 2009 Expense	As a % of Voyage & Time Charter Revenue
Fuel expense	$34,453	47.8	16.8	$26,619	47.3	18.7	$7,834	29.4	(1.9)
Commission expense	11,319	15.7	5.5	6,954	12.2	4.9	4,365	62.8	0.6
Port call expense	13,400	18.6	6.5	12,197	21.7	8.6	1,203	9.9	(2.1)
Stevedore and other
cargo-related expense	6,340	8.8	3.1	5,099	9.1	3.6	1,241	24.3	(0.5)
Miscellaneous voyage
expense	6,536	9.1	3.2	5,444	9.7	3.8	1,092	20.1	(0.6)
Voyage expense	$72,048	100.0	35.1	$56,313	100.0	39.6	$15,735	27.9	(4.5)

    Voyage expense increased $15.7 million or 27.9% for the six months ended June 30, 2010, as compared to the same period in 2009, principally due to an increase in fuel and commission expenses.  Voyage expense for 2010 includes the results of Log-Star, our new Brazilian joint venture.

    The increase in fuel expense was the result of an increase in the average price per metric ton, or "MT", partially offset by a decrease in consumption.  For the six months ended June 30, 2010, the average price per MT increased $185 or 56.6% to $512 per MT from $327 per MT for the same period in 2009.  Consumption decreased 15,008 MT or 18.5% to 66,294 MT for the six months ended June 30, 2010 from 81,301 MT in 2009, due to an increase in time-chartered-out vessels.  When vessels are time chartered out, the cost of fuel is the responsibility of the charterer except under some time charter out of vessels in the Brazilian coastal trade.

    The increase in commission expense for the six months ended June 30, 2010 primarily reflects the consolidation of Log-Star’s operating results in 2010 coupled with an increase in freight and time charter revenue for the six months ended June 30, 2010 as compared to the same period in 2009.

    The increase in stevedore and other cargo-related expense for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily due to a change in the mix of revenue booked under different shipping terms.  Most cargo was booked under "full liner" terms.  For analysis purposes we group cargoes into three categories: (1) cargo booked under "free-in free-out" terms which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading and (3) cargo booked under a combination of free-in free-out and full liner terms.

Logistics expenses

    Logistics expenses, which represents expenses associated with logistics movements, increased $3.2 million to $3.6 million for the six months ended June 30, 2010 from $0.4 million for the same period in 2009.  Logistics operating margins improved to 35.1% for the first six months of 2010 as compared to 21.5% for the same period in 2009, mainly passing more logistics expenses on to customers.

Vessel expense

    Vessel expense consists of costs we incur to own/control and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, crew costs, insurance, lube oil, maintenance, and registrations and fees for vessels we own or control.  For 2010, vessel expense includes the results of, our newly formed Brazilian joint venture subsidiary, Log-Star.  The following table sets forth the basic components of vessel expense:

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage
Vessel operating expense	$53,976	90.8	$47,481	88.8	$6,495	13.7
Chartered-in expense	1,574	2.6	1,960	3.7	(386)	(19.7)
Controlled vessel expense	3,485	5.9	3,236	6.0	249	7.7
Space charter expense	404	0.7	822	1.5	(418)	(50.9)
Vessel expense	$59,439	100.0	$53,499	100.0	$5,940	11.1

    The 11.1% increase in vessel expense was primarily due to consolidation of the results of Log-Star, in 2010 which increased vessel operating expense.

    The increase in vessel operating expense was mainly due to higher stores and maintenance expenses.  The increase in stores was due to timing of expenses.  This resulted in a $249 increase in the average operating expense day rate for our controlled fleet (excluding the Brazilian flagged vessels) which was $5, 830 per day for the six months ended June 30, 2010, as compared to $5,581 per day for the same period in 2009.  Increase in the average number of controlled vessels and consolidation of the results of Log-Star, our new Brazilian joint venture subsidiary added to vessel operating expenses.  The average number of controlled vessels increased to an average of 49 vessels (excluding three Brazilian flagged vessels) during the six months ended June 30, 2010, as compared to an average of 47 vessels for the same period in 2009.  Increases in our controlled fleet translate to an increase in vessel days, which are the total days we operate our controlled vessels.  The Rockaway Belle, which was delivered in September 2009, and the Dakota Princess, which was delivered in March 2010, increased vessel days by 277 days to 8,784 days during the six months ended June 30, 2010 from 8,507 days for the comparable period in 2009.  The average operating expense day rate for the Brazilian flagged ships was $13,015 per day.  This average expense day rate reflects higher Brazilian crew costs as well as higher repair expenses relating to the three Brazilian flagged vessels as compared to the non-Brazilian flagged vessels.

    Controlled vessel expense consists of charter hire-in costs for two vessels under separate charter agreements that contain purchase options.  We charter-in under bareboat charters the Laguna Belle and Seminole Princess both of which were part of a sale/leaseback transaction that we entered into in January 2007.  In connection with the waiver we obtained of financial covenants contained in the charter agreements the charter terms were revised, effective February 1, 2010, increasing the average daily charter rate per vessel by $208 per day over the remaining term of the charters.

Depreciation and amortization

    The $4.9 million or 10.6% increase in depreciation and amortization expense to $51.2 million for the six months ended June 30, 2010, compared to $46.3 million for the same period in 2009 was due to increased vessel improvements and, to a lesser extent, the growth of our owned/controlled fleet.  Our owned/controlled fleet increased to an average of 49 vessels for the six months ended June 30, 2010 from an average of 47 vessels for the six months ended June 30, 2009.

General and administrative expense

    General and administrative expense increased $9.4 million for the six months ended June 30, 2010 as compared to the same period in 2009.  The increase is primarily due to a $6.5 million higher salary and related costs, including a $5.9 million in non cash compensation.  In June 2010, the company issued fully vested shares having a value of $5.6 million to employees for services from January 2010 to the date the shares were issued.  During the six months ended June 30, 2010, $0.7 million of general and administrative expense was incurred by Log-Star.

Net loss on vessel held for sale

    On June 29, 2010, the Company signed a Memorandum of Agreement to sell the Savannah Belle.  The cost of vessel and improvements less accumulated depreciation totaled $7.6 million on June 30, 2010.  The sale was completed on July 20, 2010.  Net proceeds from the sale were used to pay down the BOA Revolver.  A $5.2 million charge was recorded on June 30, 2010 to adjust the vessel held for sale to its net realized value.

Loss from operations

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Income (loss) from operations	$(6,590)	(3.0)	$(30,196)	(21.1)	$23,606	(78.2)
Other (expenses) and income
Interest expense	(11,568)	(5.5)	(7,977)	(5.6)	(3,591)	45.0
Loss on extinguishment of debt	(200)	(0.1)			(200)
Other income (expense)	24		(28)		52	(185.7)
Net (loss)	(18,334)	(8.6)	(38,201)	(26.7)	19,867	(52.0)

Less: Net (loss) attributable to the
noncontrolling interests	(814)	(0.4)			(814)
Net (loss) attributable to
TBS International plc	$(17,520)	(8.2)	$(38,201)	(26.7)	$19,053

    The decrease in loss from operations for the six months ended June 30, 2010 as compared to the same period for 2009 was mainly attributed to a strengthening of market conditions in the ocean transport industry, which resulted in higher cargo volumes and higher daily time charter equivalent rates.  The higher revenue caused operating margin to improve to a negative 3.1% for the six months ended June 30, 2010 from a negative 21.1% for the same period in 2009.

Interest expense

    Interest expense increased $3.6 million for the six months ended June 30, 2010 as compared to the same period in 2009 principally due to interest on borrowings related to two new ships added to the fleet this year, higher bank margins, and the termination of swap contracts.  Our average effective interest rate, including the amortization of finance costs and interest swap related costs, increased to approximately 8.6% for the six months ended June 30, 2010 as compared to approximately 6.0% for the same period in 2009.  Average bank margins were approximately 4.8% for the six months ended June 30, 2010 as compared to approximately 3.0% for the same period in 2009.

Loss on Extinguishment of Debt

    The $0.2 million loss on extinguishment of debt in 2010 was due to the write-off of unamortized deferred financing costs for the BOA Revolver made in connection with the final loan amendments and waivers to our credit facilities.

EBITDA

    EBITDA increased by $29.4 million for the six months ended June 30, 2010 as compared to the same period in 2009.  The table below shows a reconciliation of EBITDA to Net Loss for the six months ended June 30, 2010 and 2009:

	Six months ended
(in thousands)	June 30, 2010	June 30, 2009	Increase/ (Decrease)
Net Loss attributable to TBS International plc	$(17,520)	$(38,201)	$20,681
Net Interest expense	11,758	7,901	3,857
Depreciation and Amortization	51,230	46,322	4,908
EBITDA	$45,468	$16,022	$29,446

Balance Sheet

Fuel and Other Inventories

    Fuel and other inventories at June 30, 2010 increased $2.0 million to $17.0 million from the December 31, 2009 balance of $15.0 million, due to a $1.2 million and $0.8 million increase in fuel inventories and lubricating oil inventories, respectively. Changes in fuel quantities resulted principally from the timing of vessel refueling and the number of vessels on time charter.  When a vessel is time chartered out, the fuel on board the vessel is sold to the charterer and later repurchased at a price stipulated in the charter party agreement.  Vessels having fuel included in inventory increased to 37 vessels as of June 30, 2010 as compared to 32 vessels as of December 31, 2009, which resulted in a $0.9 million increase.  There was also an increase of $0.3 million due to higher average fuel prices.  At June 30, 2010, the combined average price for intermediate fuel oil/marine diesel oil increased to $517 per metric ton from a combined average price of $503 per metric ton at December 31, 2009.  The increase of $0.8 million in lubricating oil inventories resulted mainly from higher lubricating oil quantities on board vessels at June 30, 2010.  Lubricating oil quantities will vary based on the timing of deliveries to the vessels.

Charter Hire Receivables

    Our gross charter hire receivables balance at June 30, 2010 and December 31, 2009 was $30.5 million and $35.6 million, respectively.  The balance of charter hire receivables will vary from quarter to quarter primarily due to the timing of the commencement of vessel loadings.  In accordance with our reserve policy, we review the outstanding receivables by customer and voyage at the close of each quarter, identifying those receivables that are deemed to be at risk for collection and reserve an appropriate amount.  At June 30, 2010 and December 31, 2009 our reserve totaled $1.3 million and $1.0 million, respectively, resulting in net charter hire receivables of $29.2 million and $34.6 million, respectively.

Other Commitments

    Our contractual obligations as of June 30, 2010 are shown in the following table (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$331,166	$73,098	$149,206	$58,085	$50,777
Estimated variable interest payments (2)	54,922	19,548	21,409	11,405	2,560
Operating Lease obligations (3)	30,455	9,675	17,159	3,621
Other Purchase obligations (4) (5)	45,300	37,400	7,900
Total contractual cash obligations	$461,843	$139,721	$195,674	$73,111	$53,337

(1)
As of June 30, 2010, we had $331.2 million of indebtedness outstanding under loans to our  subsidiaries that we guarantee, $26.7 million under the $40.0 million credit facility with Credit Suisse, $31.0 million under the $75.0 million credit facility with DVB Group Merchant Bank (Asia) Ltd., $14.0 million under the $35.0 million credit facility with AIG Commercial Equipment Finance, $57.0 million under the $142.5 term loan with Bank of America, $75.0 million under the $85.0 million revolving credit facility with Bank of America, $3.5 million under the $12.5 million credit facility with Commerzbank AG, $6.5 million under the $13.0 million credit facility with Berenberg Bank and $117.5 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building program.  The above schedule does not reflect future advances of $30.0 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building.

(2)
Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding at June 30, 2010 and an annual interest rate of 8.0%, which approximates the average interest rate on all outstanding debt at June 30, 2010.

(3)
Operating lease obligations includes obligations under two seven-year bareboat charters for the Seminole Princess and the Laguna Belle, office leases and three three-year bareboat charters for three Brazilian flagged vessels operated through the Log.Star Navegação S.A joint venture.

(4)
Approximately $30.0 million of the purchase obligation for the new vessels will be funded under the $150.0 million credit facility with The Royal Bank of Scotland for the newbuilding program. Under the RBS loan modification construction advances are subject to adjustment if the amount scheduled for advance by the lenders, exceeds 75% of the value of the vessel, as determined by a valuation of similar size and type vessel and due to be delivered at the same time as the vessel in construction.  We had outstanding purchase obligations to the shipyard at June 30, 2010 on the purchase of the four remaining vessels to be delivered as follows (in thousands):

Owning Subsidiary	Hull Number	Total	Less than 1 year	1-3 years
Dorchester Maritime Corp.	NYHS200722	$7,800	$7,800	$
Longwoods Maritime Corp.	NYHS200723	14,800	14,800
McHenry Maritime Corp.	NYHS200724	7,800	7,800
Sunswyck Maritime Corp.	NYHS200725	14,800	7,000		7,800
	Total	$45,200	$37,400		$7,800

(5)
In connection with the newbuilding program, we entered into a contract for the supervision and inspection of vessels under construction.  As of June 30, 2010, commitments under the contract were $0.1 million, with no amount due within one year and $0.1 million due between one and three years.

Liquidity and Capital Resources

Our ability to fund operating expenses and capital expenditures and our ability to make scheduled payments of interest and debt principal will depend on future operating performance, prevailing economic conditions and financial and other factors beyond our control.  Refer to the disclosures under "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 16, 2010.

Our principal sources of funds are operating cash flows and long-term bank borrowings.  Our primary uses of funds are expenditures to operate our fleet of vessels, capital expenditures to maintain the quality of our fleet and keep us in compliance with international shipping standards and regulations, and payments of principal and interest on our outstanding debt.  During the six months ending June 30, 2010 management continued its efforts to mitigate the effect of the economic decline by extending many of the actions it took at the beginning of the financial crisis in late 2008 and during 2009.  These actions included but were not limited to freezing substantially all salaries at 2008 levels; scaling back our steel renewal and reinforcement during drydockings; suspending the purchase of second-hand bulk carriers and reducing capital expenditures.  Under our accelerated steel renewal and reinforcement program we renewed and replaced steel that we expected would be required over the next five to ten years.  We believe that the acceleration of steel renewals and replacements during 2008 and prior have helped reduce expenditures on current drydockings and will help reduce future drydocking expenditures.  Resumption of vessel acquisitions will be subject to improvement in global economic conditions, management’s expectations, and the availability of funding on favorable terms

Our business is capital intensive, and our future success will depend on our ability to maintain a high-quality fleet through the ongoing maintenance of our currently owned and controlled ships and, in the long term, the acquisition of additional ships.  We believe our current cost containment efforts will not affect our long-term goals.

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (in thousands):

	June 30,	December 31,
	2010	2009
Cash and cash equivalents (1)	$30,097	$51,040
Net working capital (deficit) (2)	(33,119)	(285,823)

(1)
At June 30, 2010 and December 31, 2009, cash and cash equivalents exclude $6.6 million and  $8.7 million, respectively, in restricted cash, which is to be used as collateral for our share of payments due on the last two vessels under construction which are anticipated to be delivered in 2011.

(2)
The net working capital deficit at December 31, 2009, includes $277.7 million of long term debt reclassified as current because the debt was deemed callable by the bank, see Note 8 – Financing in the consolidated financial statements.  If long-term debt had not been reclassified there would have been a net working capital deficit of $8.1 million.

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities (1)	$40,001	$20,598
Vessel acquisition / Capital improvements costs (2)	(35,970)	(34,138)

(1)	Included in net cash provided by operating activities are $6.1 million and $6.7 million in drydocking expenditures for the six months ended June 30, 2010 and 2009, respectively.
(2)
Included in vessel acquisitions/capital improvements is $25.7million and $18.9 million in vessel construction in progress costs for the six months ended June 30, 2010 and 2009, respectively.  Approximately $15.0 million and $14.2 million for  the six months ended June 30, 2010 and 2009, respectively, were drawn down on RBS Credit Facility, which is funding approximately two thirds of the new vessel construction program costs.

    Our current operations generate sufficient cash flow to fund operations and general and administrative costs.  We believe that our liquidity and capital resources are sufficient to meet our obligations for the foreseeable future. As of June 30, 2010, we had a working capital deficit of $33.1 million, which we plan to reduce through cost containment efforts and cash flow from operations.

Future Capital Requirements

Our capital requirements, which include vessel improvements, our share of payments to the shipyard for vessels under construction and debt repayment has historically been significant.  We anticipate that for the balance of 2010 vessel acquisition and capital improvements expenditures will be approximately $39.7 million, including approximately $32.0 million relating to the four remaining vessels under construction.  Approximately $20.0 million of this is expected to be funded through the RBS Credit Facility.  We expect to make approximately $37.4 million in debt repayments during the remaining two quarters of 2010.  An estimated future total cash requirements for the next two quarters of 2010 of approximately $57.1 million are expected to be funded by cash flows from operations. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our ships, the ability of the Shipyard to meet the current vessel delivery schedule and, most importantly, the pace of the world economic recovery and expansion.

Revolving Credit Facility

The Bank of America syndicated credit facility ("BOA Credit Facility") provided $132.0 million in borrowing capacity at June 30, 2010, consisting of a $75.0 million five-year revolving credit facility ("BOA Revolver") and a term loan ("BOA Term Loan") with a current remaining balance of $57.0 million.  The borrowing limit of the Revolver is subject to a borrowing base calculated on the value of the vessels, as determined by an independent appraiser.  The full proceeds of any future sale or total loss of a vessel collateralizing the BOA Credit Facility or any disposition of any asset owned by a BOA Credit Facility borrowing subsidiary is required to be applied toward the prepayment of the BOA Revolver.  The amount available under the BOA Revolver, which expires March 2012, is reduced by any prepayments made.

Credit Facilities

In May 2010, the Company finalized the amendment of its credit facility agreements.    The amended credit agreements set new financial covenant levels, eliminated the minimum consolidated tangible net worth requirement, increased bank margins and redefined the computation of EBITDA.  Bank EBITDA, as defined, excludes additional items such as goodwill or vessel impairment charges incurred through December 31, 2011, costs incurred in connection with the redomiciliation of TBSI for up to $3.0 million, non-cash stock compensation to employees of up to $10.0 million in both 2010 and 2011 and any gain or loss on the sale or other disposition of a vessel.

Our various debt agreements contain both financial and non-financial covenants, and include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, dispose of assets, or change the nature of our business.  The Company is required to comply with maritime laws and regulations, maintain vessels consistent with first-class vessel ownership and management practice, keep appropriate accounting records and maintain specified levels of insurance.  Covenants for all our loan agreements with the exception of the Joh. Berenberg Gossler & Co. KG Bank credit facility require that the Company maintain a minimum consolidated fixed charge ratio, a maximum restricted consolidated leverage ratio and maintain minimum month-end cash and cash equivalent balances.  The more restrictive credit agreements also restrict the amount of leverage, investment and capital expenditures that may be made without consent of the lender.  The table below sets forth a summary of the financial covenants in place as of June 30, 2010:

The following table sets forth as of June 30, 2010, a summary of the financial covenants in place including the waived covenants and the actual amounts and ratios of each financial covenant requirement:

Covenant	Required	Actual

Minimum Cash Liquidity	Qualified cash of $15.0 million, which is defined in the agreement as cash and cash equivalents.	$30.1 million
Minimum Consolidated Interest Charge Coverage Ratio
 Not less than a ratio of 3.00 to 1.00 at June 30, 2010 and 3.75 to 1.00 at September 30, 2010 of consolidated EBITDA for the four previous quarters to consolidated interest expense for the same period.  Not measured after September 30, 2010.
3.94 to 1.00

Maximum Consolidated Leverage Ratio
Not more than a ratio of 5.00 to 1.00 at June 30, 2010, 3.75 to 1.00 at September 30, 2010, 3.00 to 1.00 at December 31, 2010 and March 31, 2011, 2.75 to 1.00 at June 30, 2011 and 2.50 to 1.00 at September 30, 2011 and thereafter, of consolidated funded indebtedness, as defined in the loan agreements, at the end of a quarter to consolidated EBITDA for the four previous quarters.
2.97 to 1.00

Minimum Consolidated Fixed Charge Coverage Ratio
Not less than a ratio of 1.10 to 1.00 at December 31, 2010, 1.30 to 1.00 at March 31, 2011, 1.50 to 1.00 at June 30, 2011 and, 1.75 to 1.00 at September 30, 2011 and thereafter of consolidated EBITDA for the four previous quarters to consolidated interest expense for the same period plus regularly scheduled debt payments for the following 12 months.

Not measured until December 31, 2010.
As of June 30, 2010 the Company met its minimum cash liquidity, minimum consolidated interest charge coverage ratio and maximum consolidated leverage ratio requirements.  The minimum consolidated fixed charge coverage ratio was waived for June 30, 2010 and September 30, 2010.  Beginning with the second quarter of 2010, the amended BOA Credit Facility requires that we obtain quarterly third-party valuations of the vessels collateralizing the credit facility.

Credit Facility Terms

The amendment of the loan agreements resulted in higher rate margins as summarized in the table below:

Lender	Base and Margin Rate at June 30, 2010

Bank of America Credit Facility	LIBOR plus: 5.25% through June 30, 2010; 5.75% through December 31, 2010; 6.25% through June 30, 2011; 6.75% through December 31, 2011 and 7.25% to maturity.

The Royal Bank of Scotland Credit Facility	LIBOR plus 5.00%

DVB Group Merchant Bank Credit Facility	LIBOR plus: 5.25% through June 30, 2010; 5.75% through December 31, 2010; 6.25% through June 30, 2011; 6.75% through December 31, 2011 and 7.25% to maturity.

Credit Suisse Credit Facility	LIBOR plus 3.25%

AIG Commercial Equipment Finance Inc. Credit Facility	LIBOR plus 5.00% With an Interest Rate Floor of 10%

Commerzbank AG Credit Facility	LIBOR plus 4.00%

Joh. Berenberg Gossler & Co. KG Credit Facility	LIBOR plus 5.00%

We incurred $1.8 million in financing costs in connection with the January 2010 waiver extensions and $2.2 million in connection with the May 2010 amendments that was deferred and will be amortized over the remaining terms of the respective credit facilities.

Our ability to fund operating expenses and capital expenditures and our ability to make scheduled payments of interest and to satisfy any other present or future debt obligations will depend on future operating performance, prevailing economic conditions and financial and other factors beyond our control, including those disclosed below and under "Item 1A. Risk Factors."

Below is a summary of investing and financing activities for the six months ended June 30, 2010 and 2009:

Financing Activities for Six Months Ended June 30, 2010

•	We made $35.1 million in scheduled debt principal payments;
•
We borrowed an additional $15.0 million under our credit facility with RBS to fund the construction payments due on our new multipurpose vessels with retractable tweendecks.  At June 30, 2010 we had total borrowings outstanding under the facility of $117.5 million with $30.0 million available under the credit facility;

•	We paid $4.0 million of deferred financing and leasing costs associated with obtaining loan covenant waivers; and
•	In June 2010, we terminated two deferred starting interest rate swap contracts and changed the expiration date of a third interest rate swap contracts for $3.0 million.

Investing Activities for Six Months Ended June 30, 2010

    Using capital from operations and borrowings, we made the following acquisitions and capital improvements:

Six Months Ended
June 30, 2010
(in millions)
Construction in progress	$25.7
Vessels improvements and other equipment	9.9
Other fixed asset additions	0.4
$36.0

    In connection with our vessel construction program we made payments to the vessel building yard and incurred capitalized costs totaling $25.7 million during the six months ended June 30, 2010.  The Dakota Princess was delivered at the end of March 2010 and the vessel’s costs were transferred from construction in progress to vessels.  Two of the four remaining vessels are scheduled to be delivered during the second half of 2010, and the last two vessels are scheduled for delivery in 2011.  The project is being funded with our credit facility with The Royal Bank of Scotland and from operating cash flows.

•
We spent $9.9 million for vessel improvements and vessel equipment.  Vessel improvements and other equipment include steel renewal and replacement, major overhauls, new equipment, and takeover costs, including the cost of first drydocking after acquisition.

    For the six months ended June 30, 2010, $2.5 million was paid to the shipyard from restricted cash.  The Royal Bank of Scotland Credit Facility, as amended, required that we deposit with the bank a portion of installment payments, which are due to the ship building yard and not funded by the credit facility.  We deposited $0.4 million to collateralize a Letter of Credit.

    In January 2010, the Company entered into a joint venture agreement to form Log.Star Navegação S.A., ("Log-Star").  The Company acquired a 70% economic interest in Log-Star for $3.4 million while Logística Intermodal S.A., an unrelated corporation, purchased a 30% noncontrolling interest for $1.4 million.  Log-Star is engaged in the transport of cargo in the Brazilian coastal cabotage trade as well as in the Amazon River.

Financing Activities For Six Months Ended June 30, 2009

•	We made scheduled debt repayments totaling $7.5 million;
•
We prepaid principal payments in the amount of  $53.1 million, consisting of $3.0 million to Credit Suisse, $19.6 million to DVB, $19.0 million to Bank of America, $7.9 million to AIG, $2.0 million to Commerzbank and $1.6 million to Berenberg Bank;

•
We borrowed an additional $14.2 million during the quarter under our $150.0 million RBS Credit Facility to fund the construction payments due on six new multipurpose vessels with retractable tweendecks.  At June 30, 2009 we had $60.8 million remaining available under the credit facility, and we had total borrowings under the facility of $89.2 million;  and

•	We paid $3.4 million of deferred financing and leasing costs associated with obtaining loan covenant waivers.

Investing Activities For Six Months Ended June 30, 2009

    Using capital from operations and borrowings, we made the following acquisitions and capital improvements:

Six Months Ended
June 30, 2009
(in millions)
Construction in progress	$18.9
Vessels improvements and other equipment	14.3
Other fixed asset additions	0.9
Total Vessel acquisitions / capital improvement	$34.1

•
In connection with our construction program to build six newly designed multipurpose vessels with retractable tweendecks, we made payments to the shipyards and incurred capitalized costs totaling $18.9 million.  These ships were designed by a TBS team drawn from all phases of our operation specifically to optimize our efficient cargo transportation in our trade lanes, support the requirements of our loyal customer base and enhance the growth of our business.  We have taken delivery of the first two of six newbuildings.  The Rockaway Belle was delivered in September 2009 and Dakota Princess, was delivered in March 2010.  Two of the remaining four newbuildings are scheduled for delivery during 2010 and two are scheduled for delivery in 2011.   The project is being funded from our $150.0 million credit facility with The Royal Bank of Scotland and operating cash flow.

•
In connection with the March amendment to The Royal Bank of Scotland Credit Facility, we were required to deposit $20.0 million with The Royal Bank of Scotland after the signing of the loan modification to be used to pay our portion of the 2009 installment payments that are not funded by The Royal Bank of Scotland new building credit facility.  The restricted cash balance decreases as payments are made to the shipyard in 2009.  During the second quarter of 2009 payments of approximately $4.8 million were made to the shipyards from the $20.0 million of restricted cash.

•
We spent $14.3 million for vessel improvements and vessel equipment.  Vessel improvements and other equipment include steel renewal and replacement, major overhauls, new equipment, and takeover costs, including the cost of first drydocking after acquisition.

Dividend Policy

As of June 30, 2010, we have never declared or paid dividends on our ordinary shares. Provisions of our debt instruments and related loan agreements for our syndicated credit facilities allow the subsidiaries borrowing under the credit facilities to pay dividends to us but restrict us from declaring or making dividends or other distributions that would result in a default of the credit facility or exceed 50% or our prior year’s consolidated net income. These restrictions may restrict our ability to pay dividends on our ordinary shares. Future dividends, if any, on our ordinary shares will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with Irish law.

Under Irish law, TBSI must have “distributable reserves” in its unconsolidated balance sheet prepared in accordance with the Irish Companies Acts to enable it to pay cash dividends buy back shares in the future.  Our shareholders passed a resolution that created “distributable reserves” in accordance with Irish law.

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

While the U.S. - Ireland Double Tax Treaty contains provisions regarding withholding tax, due to the wide scope of the exemptions from dividend withholding tax available under Irish domestic law, in general it would be unnecessary for a U.S. resident shareholder to rely on the treaty provisions.

Summary of Critical Accounting Policies

The discussion and analysis of our results of operations, financial condition, and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may materially differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties and could result in materially different results under different assumptions and conditions.  We believe that there have been no material changes in our critical accounting policies from those disclosed in our 2009 Form 10-K filed with the Securities and Exchange Commission on March 16, 2010.

New Accounting Pronouncements

Adopted

 In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to FASB ASC Topic 820 – “Fair Value Measurements and Disclosures”, regarding the accounting for fair value measurements and disclosures. This amendment provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3 details.  This amendment was effective with the March 31, 2010 reporting period, with an exception for the gross presentation of Level 3 roll forward information, which is required for the 2011 interim and annual reporting periods.  Adoption of the amendments in 2010 did not have an effect on the Company’s financial statements disclosures and adoption of the amendment that is effective for the 2011 reporting periods is not expected to have an effect.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes, as discussed in ASC Topic 810 - Consolidation, require an enterprise to: (i) perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; (iii) eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iv) add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly affect the entity’s economic performance: and (v) enhance disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. Adoption of this guidance, which became effective January 1, 2010, did not have an effect on our consolidated financial statements.

In May 2009, the FASB issued guidance which was subsequently amended in February 2010 regarding accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance, which is outlined in ASC Topic 855 – Subsequent Events, establishes the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes did not have an effect on our consolidated financial statements because the Company already followed a similar approach prior to the adoption of this guidance.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk:

    We are exposed to various market risks associated with changes in interest rates relating to our floating rate debt. We use derivative instruments, solely interest rate swaps, to manage our borrowing costs and convert floating rate debt to fixed rate debt.  All our derivative contracts are for non-trading purposes and are entered into with financial institutions thereby minimizing counterparty risk.

    At June 30, 2010, we had $331.2 million of floating debt outstanding.  In order to hedge our interest rate risk, we entered into interest rate swap contracts that hedged approximately 47.7% of our outstanding debt at June 30, 2010. We had interest rate swap contracts to pay an average fixed rate of 3.80% before loan margin and receive a floating rate of interest on the notional amount of $158.0 million. In June 2010, we terminated two deferred starting interest rate swap contracts and changed the expiration date of a third interest rate swap contract.  At June 30, 2010, the fair value of interest rate swap agreements was a $9.3 million liability.  Interest loan margins over LIBOR at June 30, 2010, after the changes made in connection with the loan modifications during the second quarter of 2010, were 5.25% on $163.0 million of debt; 5.00%, on $138.0 million of debt; 4.00% on $3.5 million of debt; and 3.25% on $26.7 million of debt.

    As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have increased our net loss for the three and six months ended June 30, 2010 by approximately $0.5 million and $1.0 million, respectively, based on our unhedged debt $193.2 million at June 30, 2010.

Foreign Exchange Rate Risk:

We consider the U.S. dollar to be the functional currency for all of our entities.  Our financial results are affected by changes in foreign exchange rates.  Changes in foreign exchange rates could adversely affect our earnings.  For the six months ended June 30, 2010 gains and losses resulting from foreign currency transactions were not significant.  We generate all of our revenues in U.S. dollars, but incur approximately 8.5% of our operating expenses in currencies other than U.S. dollars.  For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction.  At June 30, 2010, approximately 7.1% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date").  Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

    There have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this quarterly report.

 PART II

Item 1. Legal Proceedings

    The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business.  While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company.  During the six months ended June 30, 2010, there have been no material changes to legal proceedings from those considered in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A. Risk Factors

The risk factors included in our Form 10-K are hereby incorporated in Part II, Item 1A of this Form 10-Q.  The risk factors and other information included in our Form 10-K as well as the information in “Management's Discussion and Analysis's of Financial Condition and Results of Operations” and throughout this Form 10-Q should be carefully considered prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

 Item 5. Other Information

None.

Item 6. Exhibits
			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of TBS International plc		S-8 POS	333-137517	4.2	1/19/2010
3.2	Amended and Restated Memorandum of Association of TBS International plc		8-K 12B	001-34599	3.1	1/8/2010
10.1	Appendix 1 to the Supplemental Agreement dated May 6, 2010 and effective May 6, 2010, among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp., The Royal Bank of Scotland plc., Citibank, N.A., Landesbank Hessen-Thüringen Girozentrale, Norddeutsche Landesbank Girozentrale, Alliance & Leicester Commercial Finance plc and Bank of America, N.A.		8-K	001-34599	10.1	5/11/2010
10.2	Appendix 1 to the Supplemental Agreement dated May 7, 2010 and effective May 7, 2010 relating to the Guarantee Facility Agreement, each among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp., and The Royal Bank of Scotland plc. Fifth Amendatory Agreement, dated April 30, 2010 and effective May 6, 2010, amending and supplementing the Bareboat Charter Party by and among Adirondack Shipping LLC, TBS International Limited and Fairfax Shipping Corp., dated as of January 24, 2007.		8-K	001-34599	10.2	5/11/2010
10.3
Amendment Number 3 and Waiver to Credit Agreement, dated March 31, 2010, by and among Albemarle Maritime Corp., Arden Maritime Corp., Avon Maritime Corp., Birnham Maritime Corp., Bristol Maritime Corp., Chester Shipping Corp., Cumberland Navigation Corp., Darby Navigation Corp., Dover Maritime Corp., Elrod Shipping Corp., Exeter Shipping Corp., Frankfort Maritime Corp., Glenwood Maritime Corp., Hansen Shipping Corp., Hartley Navigation Corp., Henley Maritime Corp., Hudson Maritime Corp., Jessup Maritime Corp., Montrose Maritime Corp., Oldcastle Shipping Corp., Quentin Navigation Corp., Rector Shipping Corp., Remsen Navigation Corp., Sheffield Maritime Corp., Sherman Maritime Corp., Sterling Shipping Corp., Stratford Shipping Corp., Vedado Maritime Corp., Vernon Maritime Corp. and Windsor Maritime Corp., TBS International Limited, TBS Shipping Services Inc. Bank of America, N.A., Citibank, N.A., DVB Group Merchant Bank (Asia) Ltd., TD Bank, N.A., Keybank, N.A., Capital One Leverage Finance Corp., Guaranty Bank, Merrill Lynch Commercial Finance Corp., Webster Bank National Association, Comerica Bank and Tristate Capital Bank (the "Bank of America Facility).

			10-Q	001-34599	10.1	5/10/2010
10.4	Fourth Amendatory Agreement, dated April 30, 2010, by and among Bedford Maritime Corp., Brighton Maritime Corp., Hari Maritime Corp., Prospect Navigation Corp., Hancock Navigation Corp., Columbus Maritime Corp. and Whitehall Marine Transport Corp., TBS International Limited, DVB Group Merchant Bank (Asia) Ltd., The Governor and Company of the Bank of Ireland, DVB Bank SE, Natixis, (the "DVB Facility").		10-Q	001-34599	10.6	5/10/2010
10.5	Third Amendment to Loan Agreement, dated April 22, 2010, by and among Amoros Maritime Corp., Lancaster Maritime Corp. and Chatham Maritime Corp., TBS International Limited, Sherwood Shipping Corp., and AIG Commercial Equipment Finance, Inc. (the "AIG Facility").		10-Q	001-34599	10.2	5/10/2010
10.6	Supplemental Letter to the Loan Agreement, dated April 21, 2010, by and among Claremont Shipping Corp., Yorkshire Shipping Corp., TBS International Limited and Credit Suisse (the "Credit Suisse Facility").		10-Q	001-34599	10.7	5/10/2010
10.7	Supplemental Letter to the Loan Agreement, dated March 31, 2010, by and among Grainger Maritime Corp., TBS International Limited and Joh. Berenberg, Gossler & Co. KG (the "Berenberg Facility").		10-Q	001-34599	10.3	5/10/2010
10.8	Supplemental Letter to the Loan Agreement, dated March 31, 2010, by and among Dyker Maritime Corp., TBS International Limited and Commerzbank AG (the "Commerzbank Facility").		10-Q	001-34599	10.8	5/10/2010
10.9	Amending and Restating Agreement relating to the Term Loan Facility, dated May 6, 2010, each among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp., TBS International Limited and The Royal Bank of Scotland plc., Citibank N.A., Landesbank Hessen-Thuringen Girozentrale, Norddeutsche Landesbank Girozentrale, Alliance & Leicester Commercial Finance plc, and Bank of America, N.A. (the "RBS Facility").		8-K	001-34599	10.1	5/11/2010
10.10	Supplemental Agreement relating to the Guarantee Facility Agreement, dated May 7, 2010, each among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp., TBS International Limited and The Royal Bank of Scotland plc. (the "RBS Guarantee").		8-K	001-34599	10.2	5/11/2010
10.11	Fifth Amendatory Agreement, dated April 30, 2010, amending and supplementing the Bareboat Charter by and among Adirondack Shipping LLC, TBS International Limited and Fairfax Shipping Corp., dated as of January 24, 2007 (the "Adirondack Agreement").		10-Q	001-34599	10.9	5/10/2010
10.12	Fifth Amendatory Agreement, dated April 30, 2010, amending and supplementing the Bareboat Charter by and among Rushmore Shipping LLC, TBS International Limited and Beekman Shipping Corp., dated as of January 24, 2007 (with the Adirondack Agreement, the "Bareboat Charters").		10-Q	001-34599	10.1	5/10/2010
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X		001-34599	31.2
31.2	Certification of the Chief Financial and Accounting Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X		001-34599	31.2
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X		001-34599	31.2
32	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(a)	X		001-34599	32

(a)
Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” the Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, as amended, except to the extent that the registrant specifically incorporates it by reference.

TBS INTERNATIONAL PLC & SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August 2010.

TBS INTERNATIONAL PLC
(Registrant)

By:	/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer

By:	/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Senior Executive Vice President, Chief Financial Officer

By:	/s/ Frank Pittella
Frank Pittella Chief Accounting Officer