Form 10-Q
period 2010-09-30
TBS International plc
filed 2010-11-09
CIK 1479920

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or
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
Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No☐

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

As of November 9, 2010, the registrant had outstanding 16,571,865 Class A ordinary shares, par value $0.01 per share, and 14,740,461 Class B ordinary shares, par value $0.01 per share.

TBS INTERNATIONAL plc
Form 10-Q For the Quarterly Period Ended September 30, 2010

PART I.    FINANCIAL INFORMATION
Item 1.   Financial Statements
 TBS INTERNATIONAL PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value per share)
(unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$15,938	$51,040
Restricted cash	6,575	8,675
Charter hire receivable, net of allowance of $1,500 in 2010
and $1,000 in 2009, respectively	33,899	34,605
Fuel and other inventories	18,196	15,040
Prepaid expenses and other current assets	10,871	9,314
Advances to affiliates	271	1,386
Total current assets	85,750	120,060
Fixed assets, net	788,319	804,258
Goodwill	8,426	8,426
Other assets and deferred charges	24,298	20,844
Total assets	$906,793	$953,588

Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$328,259	$351,247
Accounts payable and accrued expenses	53,363	52,054
Voyages in progress	1,140	1,892
Advances from affiliates	651	690
Total current liabilities	383,413	405,883

Debt, long-term portion (Note 8)
Other liabilities	10,226	9,977
Total liabilities	393,639	415,860

COMMITMENTS AND CONTINGENCIES (Note 15)

Shareholders' equity
TBS International plc shareholders' equity
Ordinary shares, Class A, $.01 par value, 75,000,000 authorized,
16,571,865 shares issued and 16,440,162 shares outstanding in 2010 and 17,533,996 shares issued and 17,513,125 outstanding in 2009	165	175
Ordinary shares, Class B, $.01 par value, 30,000,000
authorized, 14,740,461 shares issued and outstanding in 2010 and
12,390,461 shares issued and outstanding 2009	147	124
Warrants	21	21
Additional paid-in capital	192,972	187,798
Accumulated other comprehensive (loss)	(9,928)	(8,275)
Retained earnings	330,493	358,369
Less: Treasury stock (131,703 shares in 2010 and 20,871 shares in 2009, at cost)	(1,170)	(484)
Total TBS International plc shareholders' equity	512,700	537,728
Noncontrolling interest's equity	454
Total shareholders' equity	513,154	537,728
Total liabilities and shareholders' equity	$906,793	$953,588

The accompanying notes are an integral part of these consolidated financial statements

TBS INTERNATIONAL PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts and outstanding shares)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Voyage revenue	$75,196	$57,163	$220,194	$181,417
Time charter revenue	22,656	15,972	83,217	34,311
Logistics revenue	1,655	1,014	7,238	1,550
Other revenue	247	183	414	448
Total revenue	99,754	74,332	311,063	217,726
Operating expenses
Voyage	34,840	25,505	106,888	81,818
Logistics	1,347	754	4,972	1,175
Vessel	31,081	28,502	90,520	82,001
Depreciation and amortization of vessels and other fixed assets	25,623	23,747	76,853	70,069
General and administrative	11,182	9,086	37,585	26,121
Net loss on sale of vessel			5,154
Total operating expenses	104,073	87,594	321,972	261,184
(Loss) from operations	(4,319)	(13,262)	(10,909)	(43,458)
Other (expenses) and income
Interest expense	(6,623)	(4,863)	(18,191)	(12,840)
Loss on extinguishment of debt			(200)
Interest and other income (expense)	57	(14)	81	(42)
Total other (expenses) and income, net	(6,566)	(4,877)	(18,310)	(12,882)

Net (loss)	(10,885)	(18,139)	(29,219)	(56,340)

Less: Net (loss) attributable to noncontrolling interest	(530)		(1,343)

Net (loss) attributable to TBS International plc	$(10,355)	$(18,139)	$(27,876)	$(56,340)

Loss per share
Net (loss) per ordinary share
Basic and Diluted	$(0.34)	$(0.61)	$(0.92)	$(1.89)

Weighted average ordinary shares outstanding
Basic and Diluted	30,519,326	29,863,460	30,139,778	29,836,239

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net (loss)	$(29,219)	$(56,340)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	76,853	70,069
Loss on change in fair value and termination of
interest swap contracts	1,467	282
Amortization and write-off of deferred financing costs	3,433	1,889
Increase to allowance for doubtful accounts	500
Non cash stock based compensation	5,187	981
Drydocking expenditures	(8,450)	(10,544)
Net loss on vessel sold	5,154
Loss from non-consolidated joint ventures	(56)
Changes in operating assets and liabilities:
Decrease in charter hire receivable	206	14,868
(Increase) in fuel and other inventories	(3,156)	(1,780)
(Increase)/decrease in prepaid expenses and other current assets	(1,557)	2,476
(Increase) in other assets and deferred charges	(2,017)	(776)
Increase/(decrease) in accounts payable and accrued expenses	612	(511)
(Decrease) in voyages in progress	(752)	(2,984)
Increase in advances from/to affiliates, net	1,075	5,422
Net cash provided by operating activities	49,280	23,052

Cash flows from investing activities

Net proceeds on sale of vessel	2,645
Vessel acquisitions/capital improvement costs	(60,263)	(49,453)
Payments to restricted cash	(400)	(20,000)
Payments from restricted cash	2,500	7,325
Repayment of loan made to non-consolidated joint venture	390
Investment in non-consolidated joint venture	(728)	(366)
Net cash used in investing activities	(55,856)	(62,494)

Cash flows from financing activities
Repayment of debt principal	(47,988)	(61,002)
Proceeds from debt	25,000	19,175
Payment of deferred financing costs	(4,106)	(3,402)
Payment to terminate interest swap contract	(3,014)
Noncontrolling interest's capital contributions	1,797
Acquisition of treasury stock	(686)	(78)
Net cash used in financing activities	(28,997)	(45,307)

Effect of exchange rate changes on cash	471
Net decrease in cash and cash equivalents	(35,102)	(84,749)
Cash and cash equivalents beginning of period	51,040	131,150
Cash and cash equivalents end of period	15,938	$46,401
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$18,779	$18,314

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except shares)
(unaudited)

				Accumulated			Total TBS
				Other Com-			International
			Additional	prehensive			plc	Non-	Total
	Ordinary		Paid-in	Income	Retained	Treasury	Shareholders'	controlling	Shareholders'
	Shares	Warrants	Capital	(Loss)	Earnings	Stocks	Equity	Interest	Equity

Balance at December 31, 2009	$299	$21	$187,798	$(8,275)	$358,369	$(484)	$537,728		$537,728
Net loss					(27,876)		(27,876)	$(1,343)	(29,219)
Foreign currency translation adjustments				471			471		471
Change in unrealized loss on cash flow hedges				(2,124)			(2,124)		(2,124)
Stock based compensation	13		5,174				5,187		5,187
Increase in Warrants due to anti-dilutive provisions
Treasury stock						(686)	(686)		(686)
Noncontrolling Interest Capital Contribution								1,797	1,797
Balance at September 30, 2010	$312	$21	$192,972	$(9,928)	$330,493	$(1,170)	$512,700	$454	$513,154

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Basis of Presentation

 TBS International plc ("TBSI") and its subsidiaries (collectively with TBSI, the "Company", "we", "us" or "our") are engaged in the ocean transportation of dry cargo offering shipping solutions through liner, parcel, bulk and logistics services. Substantially all related corporations of TBSI are non-U.S. corporations and conduct their business operations worldwide.  The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with Article 10 of Regulation S-X and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These consolidated interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Liquidity

The Company made all payments of principal and interest due under its credit facilities during the third quarter of 2010 except for the $9.5 million principal due under the Bank of America Credit Facility ("BOA Credit Facility") and $1.0 million principal due under the Commerzbank AG Credit Facility.  The Commerzbank AG Credit Facility principal payment was paid on October 1, 2010.  In addition, in October 2010, the Company did not make the $2.6 million principal payment due under the DVB Group Merchant Bank Credit Facility and the $1.8 million principal due under the AIG Commercial Equipment Finance Inc. Credit Facility.  The failure to make the principal payments on the due dates constituted events of default under the relevant Credit Facilities and cross-defaults under the other debt agreements.  An event of default permits the lenders to take certain actions, including declaring the outstanding principal of the applicable debt to be due and payable immediately, seeking foreclosure upon any collateral securing their respective loan and, in the case of the Royal Bank of Scotland Credit Facility, terminating any remaining lending commitments to the Company. The occurrence of an event of default under the credit facilities also constituted an event of default under the interest rate swap contracts.

On September 30, 2010, in order to avoid an acceleration of the maturity of outstanding loans, the Company entered into  forbearance agreements with all the requisite lenders under its various credit facilities.  The forbearance agreements expire November 14, 2010.  Pursuant to the forbearance agreements, the lenders agreed not to take any of the foregoing actions before November 15, 2010 in connection with the Company's failure to make principal payments due and payable on such loans.  The Company is in discussions with its lenders to restructure the repayment terms of certain credit facilities and modify loan covenants.  The Company cannot give any assurances that it will be successful in restructuring the repayment terms of its credit facilities or modifying the loan covenants.

The Company’s inability to meet its loan obligations and uncertainties associated with the Company’s ability to comply with its debt covenants, to repay outstanding debt, and reach a suitable restructuring agreement with its lenders raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Refer to Note 8 — Financing for more detailed explanation of our financing agreements and the classification of long-term debt.

Note 2 — New Accounting Pronouncements

Adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to FASB ASC Topic 820 – Fair Value Measurements and Disclosures, regarding the accounting for fair value measurements and disclosures. This amendment provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  This amendment was effective with the March 31, 2010 reporting period, with an exception for the gross presentation of Level 3 roll forward information, which is required for the 2011 interim and annual reporting periods.  Adoption of the amendments in 2010 did not have an effect on the Company’s financial statements disclosures and adoption of the amendment that is effective for the 2011 reporting periods is not expected to have an effect.

In June 2009, the FASB issued changes to the accounting guidelines for variable interest entities. These changes, as discussed in ASC Topic 810 — Consolidation, require an enterprise to: (i) perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; (iii) eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iv) add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly affect the entity’s economic performance: and (v) enhance disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. Adoption of this guidance, which became effective January 1, 2010, did not have an effect on the Company's consolidated financial statements.

    In May 2009, the FASB issued guidance which was subsequently amended in February 2010 regarding accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance, which is outlined in ASC Topic 855 — Subsequent Events, establishes the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes did not have an effect on the Company's consolidated financial statements because the Company already followed a similar approach prior to the adoption of this guidance.

Note 3 — Fuel and Other Inventories

     Fuel and other inventories consist of the following (in thousands):

	September 30,	December 31,
Description	2010	2009
Fuel	$10,927	$9,093
Lubricating oil	6,523	5,235
Other	746	712
TOTAL	$18,196	$15,040

Note 4 — Amounts Due to/from Affiliates

     The Company typically advances funds to affiliates in connection with the payment of management fees, commissions and consulting fees.  Amounts due to/from affiliates, which are entities related by common shareholders, are non-interest-bearing, due on demand, and expected to be collected or paid in the ordinary course of business, generally within one year.

Note 5 — Fixed Assets

     Fixed assets consist of the following (in thousands):

Description	September 30, 2010	December 31, 2009
Vessels	$787,418	$717,535
Vessel improvements and other equipment	184,432	170,325
Deferred drydocking costs	31,627	26,619
Vessel construction in process	92,714	130,711
Other fixed assets	19,328	18,912
	1,115,519	1,064,102
Less accumulated depreciation and amortization	(327,200)	(259,844)
	$788,319	$804,258

 In March 2010  and September 2010, the Dakota Princess and the Montauk Maiden, the second and third of the six vessels built under individual contracts with China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Group Co., Ltd. ("Shipyard"), were delivered.  The contracts to build six multipurpose vessels with retractable tweendecks were entered into in February 2007 at an original contract purchase price of $35.4 million per vessel. The three remaining vessels are tentatively scheduled to be delivered one per quarter during each of the first three quarters of 2011.   Installments of $7.0 million per vessel are due to the Shipyard when each of four pre-delivery milestones (contract signing, steel cutting, keel laying, and launching) are met.  At delivery, a final installment of approximately $7.8 million is due to the Shipyard.  Payments made as of September 30, 2010 for the three remaining vessels to be delivered are as follows (in thousands):

Hull Number	Vessel Name	Payments through September 30, 2010
Hull No NYHS200723	Comanche Maiden	$28,000
Hull No NYHS200724	Omaha Belle	28,000
Hull No NYHS200725	Maya Princess	21,000
	Payments to yard	77,000
	Capitalized interest	13,009
	Design & other costs	2,705
		$92,714

    The Company capitalized interest, including loan origination fees, of approximately $2.0 million and $1.9 million for the three months ended September 30, 2010 and 2009, respectively; and approximately $6.1 and $6.3 million for  the nine months ended September 30, 2010 and 2009, respectively.   Capitalized interest and deferred finance costs are added to the cost of each vessel and will be amortized over the estimated useful life of the vessel when it is placed into service.

 On July 20, 2010, the Company finalized the sale of the vessel Savannah Belle for $2.8 million.  A loss of $5.2 million was recorded in the second quarter of 2010 when the Memorandum of Agreement was signed. The net proceeds were used to pay down the BOA Revolver (as defined below).

Note 6 — Valuation of Long-Lived Assets and Goodwill

 In accordance with FASB ASC Topic 360 — Property, Plant and Equipment, we perform tests for impairment of long-lived assets whenever events or circumstances, such as significant changes in charter rates or vessel valuations, suggest that long-lived assets may not be recoverable.  An analysis of long-lived assets differs from our goodwill analysis in that impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets is less than the carrying value of the assets we are testing for impairment.  If the sum of the forecasted undiscounted future cash flows from long-lived assets is less than the carrying value of such assets, we must write down the carrying value to its estimated fair value.  Forecasting future cash flows involves the use of significant estimates and assumptions. Revenue and expense assumptions used in the cash flow projections are consistent with internal projections and reflect management’s economic outlook at the time of preparation.  The cash flow period used is based on the remaining lives of the vessels, which range from four to thirty years.  Based on our review, we concluded that there was no indication of long-lived impairment at September 30, 2010.

 The provisions of FASB ASC Topic 350 — Intangible – Goodwill and Other, require an annual impairment test to be performed on goodwill.  We perform our annual impairment analysis of goodwill on May 31 of each year, or more frequently if there are indicators of impairment.  The first of two steps requires us to compare the reporting unit’s carrying value of net assets to their fair value.  When the fair value exceeds the carrying value, goodwill is not considered impaired and we are not required to perform further testing.  If the carrying value of the net assets exceeds the fair value, we must then perform the second step of the impairment test in order to determine the implied fair value of goodwill.  If the carrying value of goodwill exceeds its implied fair value, then we are required to record an impairment loss equal to the difference.

The reporting unit consists of the companies acquired in connection with the initial public offering that created the goodwill of $8.4 million.  Determining the reporting unit’s fair value involves the use of significant estimates and assumptions.   We estimate the fair value using income and market approaches through the application of discounted cash flow.  We performed our annual analysis at May 31, 2010 by:  (a) updating our 2010 budgeted cash flow based on actual results; (b) updating our forecast for years 2011 through 2014 based on changes made to our cash flow estimates; and (c) updating our estimates of the weighted-average cost of capital.  Based on our analysis, we concluded that there was no indication of goodwill impairment at May 31, 2010.   Between May 31 and September 30, 2010, there were no changes in circumstances that necessitated further goodwill impairment testing.

Note 7 — Accounts Payable and Accrued Expenses

 Accounts payable and accrued expenses consist of the following (in thousands):

	September 30,	December 31,
Description	2010	2009
Accounts payable and accrued expenses - vessel	$33,884	$33,631
Accounts payable and accrued expenses - voyage	17,960	16,541
Accounts payable and accrued expenses - other	1,468	1,813
Accrued payroll and related costs	51	69
Total	$53,363	$52,054

Note 8 — Financing

     The Company's outstanding debt balances consist of the following (in thousands):

	Interest Rate at September 30, 2010	September 30, 2010		December 31, 2009
Bank of America - term credit facility,
expires December 31, 2011	6.04%		$57,000		$76,000
Bank of America - revolving credit facility,
expires March 26, 2012	6.28%		72,257		75,000
The Royal Bank of Scotland credit facility,
new vessel buildings, expires June 2016	5.29% & 5.31%		126,670		103,758
DVB Group Merchant Bank (Asia) Ltd credit facility,
expires January 23, 2013	6.61%		26,080		35,864
Credit Suisse credit facility,
expires December 12, 2017 and February 19, 2018	3.54% & 3.60%		25,815		28,750
AIG Commercial Equipment Finance, Inc. credit facility,
expires April 1, 2012	10.00%		12,250		19,250
Commerzbank AG credit facility,
expires June 2, 2011	4.43%		2,500		4,500
Berenberg Bank credit facility,
expires June 19, 2012	5.31%		5,687		8,125
Total			$328,259		$351,247
Less current portion			(328,259)		(351,247)
Long term portion		$		$

 The table below illustrates our payment obligations due according to the agreements as modified.  For purposes of this table, the long-term portion of the debt obligations have not been reclassified to current debt but such amounts have been disclosed using their original maturity dates (in thousands):

2010 (October 1, 2010 through December 31, 2010)	$27,297
2011	71,611
2012	101,330
2013	16,123
2014	29,748
Thereafter	82,150
$328,259

Classification of Debt

The Company made all payments of principal and interest due under its credit facilities during the third quarter of 2010 except for the $9.5 million principal due under the Bank of America Credit Facility ("BOA Credit Facility") and $1.0 million principal due under the Commerzbank AG Credit Facility.  The Commerzbank AG Credit Facility principal payment was paid on October 1, 2010.  In addition, in October 2010, the Company did not make the $2.6 million principal payment due under the DVB Group Merchant Bank Credit Facility and the $1.8 million principal due under the AIG Commercial Equipment Finance Inc. Credit Facility.  The failure to make the principal payments on the due dates constituted events of default under the relevant Credit Facilities and cross-defaults under the other debt agreements.  An event of default permits the lenders to take certain actions, including declaring the outstanding principal of the applicable debt to be due and payable immediately, seeking foreclosure upon any collateral securing their respective loan and, in the case of the Royal Bank of Scotland Credit Facility, terminating any remaining commitments to lend to the Company.

    On September 30, 2010, in order to avoid an acceleration of the maturity of outstanding loans, the Company entered into forbearance agreements with the requisite lenders under its various credit facilities and swap counterparties, expiring November 14, 2010.  Pursuant to the forbearance agreements, the lenders agreed not to take any of the foregoing actions before November 15, 2010 in connection with the Company's failure to make any principal payments on such loans that were or are due and payable prior to November 15, 2010.  The Company is in discussions with its lenders to restructure the repayment terms of certain credit facilities and modify loan covenants.  Accordingly, the long-term portion of outstanding debt at September 30, 2010 is being classified as current debt in the consolidated balance sheet.

    At December 31, 2009, the Company did not meet minimum collateral requirements on its loans and anticipated that it would not meet the existing consolidated fixed charge and consolidated leverage ratio requirements during the subsequent twelve months.  U.S. generally accepted accounting principles require that long-term loans be classified as a current liability when either a covenant violation that gives the lender the right to call the debt has occurred at the balance sheet date, or such a covenant violation would have occurred absent a waiver of those covenants, and in either case it is probable that the covenant violation will not be cured within the next twelve months. Accordingly, at December 31, 2009, the debt was considered to be callable by the lenders and the long-term portion of outstanding debt was classified as a current liability on the consolidated balance sheet.  The Company obtained waivers from all the requisite lenders for the minimum collateral requirement through May 14, 2010 by which time amendments to all its credit facilities were finalized.

Loan Modifications

 In May 2010, the Company finalized the amendment of its credit agreements.  The amended credit agreements set new financial covenant levels, eliminated the minimum consolidated tangible net worth requirement, increased bank margins and provided a new EBITDA calculation.  EBITDA, as redefined, excludes additional items such as goodwill or vessel impairment charges incurred through December 31, 2011, costs of up to $3.0 million incurred in connection with the redomiciliation of TBSI, non-cash stock compensation to employees of up to $10.0 million in both 2010 and 2011 and any gain or loss on the sale or other disposition of a vessel.

Covenants

     Our various debt agreements contain both financial and non-financial covenants, and include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, or change the nature of our business.  The Company is required to comply with maritime laws and regulations, maintain the vessels consistent with first-class ship ownership and management practice, keep appropriate accounting records and maintain specified levels of insurance.  Covenants for all loan agreements with the exception of the Joh. Berenberg, Gossler & Co. KG Bank credit facility require that the Company maintain a minimum consolidated fixed charge ratio, a maximum restricted consolidated leverage ratio and minimum month-end cash and cash equivalent balances.   Some of our credit agreements also restrict leverage, investment and capital expenditures without lender consent.  The table below sets forth a summary of the financial covenants in place as of September 30, 2010:

Covenant	Required as of September 30, 2010
Minimum Cash Liquidity	Qualified cash of $15.0 million, which is defined in the agreement as cash and cash equivalents.
Minimum Consolidated Interest Charge Coverage Ratio
Not less than a ratio of 3.75 to 1.00 at September 30, 2010 of consolidated EBITDA for the four previous quarters to consolidated interest expense for the same period.  Not measured after September 30, 2010.

Maximum Consolidated Leverage Ratio
Not more than a ratio of 3.75 to 1.00 at September 30, 2010, 3.00 to 1.00 at December 31, 2010 and March 31, 2011, 2.75 to 1.00 at June 30, 2011 and 2.50 to 1.00 at September 30, 2011 and thereafter, of consolidated funded indebtedness, as defined in the loan agreements, at the end of a quarter to consolidated EBITDA for the four previous quarters.

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

    Borrowings under the amended Bank of America Credit Facility at September 30, 2010 were $129.3 million, consisting of borrowings of $72.3 million under a revolving credit facility (“BOA Revolver”) and a term loan (“BOA Term Loan”) with a current remaining balance of $57.0 million.  The full proceeds of any future sale or insurance or other compensation received or required to be maintained in connection with a total loss of a vessel collateralizing the BOA Credit Facility or any disposition of any asset owned by a BOA Credit Facility borrowing subsidiary is required to be applied toward the prepayment of the BOA Revolver.  The amount available under the BOA Revolver, which expires March 2012, is reduced by any prepayments.

    As of September 30, 2010, the Company met the minimum cash liquidity, minimum consolidated interest charge coverage ratio and maximum consolidated leverage ratio requirements.

 Credit Facility Terms

     The table below summarizes at September 30, 2010 the repayment terms, interest rate benchmark and post amendment margin rates, number of vessels and net book value collateralizing each credit facility:

Credit Facility	Repayment terms	Base and Margin Interest Rate at September 30, 2010 (a)	Net Book Value of Collateral at September 30, 2010 in millions	Number of Vessels Collateralizing Credit Facility
Bank of America - Term Credit Facility	15 quarterly installments of $9.5 million through December 31, 2011	LIBOR plus 5.75% (b)

Bank of America - Revolving Credit Facility,	Balloon Payment due March 26, 2012	LIBOR plus 5.75% (b)	$349.0	29

The Royal Bank of Scotland Credit Facility	Conversion to term loan of the debt associated
Construction Period	with each vessel upon delivery of the respective vessel	LIBOR plus 5.00%	$92.7	3 (c)

Post Delivery Term Loan	Quarterly installments of $0.4 million per vessel commencing three months after delivery and ending with a final installment due on September 30, 2014 of $111.6 million.	LIBOR plus 5.00%	$120.3	3

DVB Group Merchant Bank (Asia) Ltd Credit Facility	10 quarterly installments of $4.9 million and 10 quarterly installments of $2.6 million through January 2013	LIBOR plus 5.75% (b)	$34.4	7

Credit Suisse Credit Facility	8 quarterly installments of $1.5 million and 32 quarterly installments of $0.9 million through December 2017 and February 2018	LIBOR plus 3.25%	$56.9	2

AIG Commercial Equipment Finance, Inc. Credit Facility	8 quarterly installments of $2.63 million and 8
	quarterly installments of $1.75 million through April 2012	LIBOR plus 5.00% With an Interest Rate Floor of 10%	$74.3	4

Commerzbank AG Credit Facility	4 quarterly installments of $1.5 million, and 4 quarterly installments of $1.0 million and 2 quarterly installments of $0.25 million through June 2011	LIBOR plus 4.00%	$20.6	1

Berenberg Bank Credit Facility	16 quarterly installments of $0.8 million through June 2012	LIBOR plus 5.00%	$21.5	1
				50

(a) -	Margins shown excludes 2% additional interest while the loans are in default.

(b) -	The base rate increases 50 basis points every six months starting with 5.75% through December 31, 2010; 6.25% through June 30, 2011; 6.75% through December 31, 2011 and 7.25% to maturity.

(c) -	While vessels are under construction, advances are collateralized by shipbuilding contracts.

    The above credit facilities are collateralized primarily by vessels that are subject to the respective ship mortgages and assignment of the respective vessels’ freight revenue and insurance, as well as guarantees by TBSI and each of its subsidiaries with an ownership interest in the collateralized vessel.  The credit agreement with Bank of America, N.A. is also guaranteed by the Company’s non vessel owning subsidiaries.  The market value of vessels, as determined by appraisal, is required to be above specified value to loan ratios, as defined in each credit facility agreement, which range from 125% to 177% of the respective credit facility’s outstanding amount.  The credit facilities require mandatory prepayment or delivery of additional security in the event that the fair market value of the vessels falls below limits specified.  The amended BOA Credit Facility requires that we obtain quarterly third-party vessel valuations of the vessels collateralizing the credit facility.  As of September 30, 2010, the Company met the minimum collateral requirements of all credit facilities.

 The loan facility agreement with The Royal Bank of Scotland plc (the “RBS Facility”) is collateralized by shipbuilding contracts while the respective vessels are under construction and by ship mortgages on the new vessels and assignment of freight revenue and insurance after delivery of the vessels.   Further, the RBS Facility prohibits the Company from materially amending or failing to enforce the shipbuilding contracts.

 At September 30, 2010 the Company had $126.7 million outstanding under the RBS Facility consisting of $72.1 million outstanding for delivered vessels that are collateralized by the Rockaway Belle, Dakota Princess, and Montauk Maiden, and $54.6 million outstanding in construction draw downs as shown below:

•	$ 20.0 million drawn down on the contract signing, steel cutting, keel laying and launch of Hull No NYHS200723 (Comanche Maiden)
•	$ 19.6 million drawn down on the contract signing, steel cutting, keel laying and launch of Hull No NYHS200724; (Omaha Belle), and
•	$ 15.0 million drawn down on the contract signing, steel cutting and keel laying of Hull No NYHS200725 (Maya Princess).

Under the Forbearance Agreement with The Royal Bank of Scotland plc, $20.0 million remains available for draw down under the RBS Facility at September 30, 2010.

 The RBS Facility requires that the Company deposit funds into a restricted cash account from which payments due to the Shipyard and not funded by The Royal Bank of Scotland plc (“RBS”) are to be paid.  Cash held in the restricted cash account is not counted toward the minimum cash liquidity requirement.  At September 30, 2010, there was a balance of $6.2 million in the restricted cash account relating to vessels still under construction.  The RBS Facility, as amended, does not require us to make additional deposits into the restricted cash account; however, no Company-funded payments due to the shipyard for the remainder of 2010 are to be made from this account.  Instead, the balance is to carry over into 2011 and will be used to pay the Company’s share of payments due on the last two vessels to be delivered.

Guarantee Facility

 Concurrently with the RBS Facility, the Company entered into a guarantee facility pursuant to which RBS guaranteed certain payments due under the shipbuilding contracts.  Under the guarantee facility, RBS has agreed to guarantee up to $14.0 million for each of the six vessels due under the shipbuilding contracts for an aggregate guarantee of $84.0 million.  The guarantee on each shipbuilding contract is reduced by $7.0 million after keel laying and $7.0 million after launching.  At September 30, 2010, the remaining amount outstanding under the guarantee facility was $7.0 million.  The guarantee facility, which expires twelve months after the anticipated delivery date of the respective vessel, is guaranteed by TBSI.  Under the Forbearance Agreement with RBS, the guarantee facility remains unchanged and in effect.

Note 9 — Derivative Financial Instruments

 The Company is exposed to certain risks relating to its ongoing business operations.  Currently, the only risk managed by derivative instruments is interest rate risk.  Interest rate swaps are entered into to manage the interest rate risk associated with the Company’s floating-rate borrowings.  FASB ASC Topic 815 — Derivatives and Hedging, requires companies to recognize all derivative instruments at fair value in the statement of financial position.  The Company designates and accounts for its interest rate swap contracts as cash flow hedges in accordance with FASB ASC Subtopic 815-30 — Cash Flow Hedges.

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

 As of September 30, 2010, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $143.6 million.  Interest rate contracts have fixed interest rates ranging from 2.92% to 5.24% with a weighted average rate of 3.08%.  Interest rate contracts having a notional amount of $73.6 million at September 30, 2010, decrease as principal payments on the respective debt are made.

    Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated income statements is shown below (in thousands):

	Liability Derivatives
	September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other liabilities	$5,875	Other liabilities	$8,997

Derivatives not designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other liabilities	4,351	Other liabilities	980
Total derivatives		$10,226		$9,977

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
Derivatives under ASC Topic 815 Cash Flow Hedging Relationships	September 30, 2010	December 31, 2009
Designated Hedges:
Interest rate contracts	$(5,232)	$(8,275)
De-designated Hedges:
Interest rate contracts-OCI frozen	(5,167)
Total derivatives	$(10,399)	$(8,275)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
	Location of Gain or (Loss) Recognized in	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives under ASC Topic 815	Income on Derivatives	2010	2009	2010	2009
Derivatives Not Designated as Hedging Instruments under ASC Topic 815

Interest rate contracts	Interest expense	$(572)	$550	$(1,467)	$407

Ineffective Portion of Derivatives Designated as Hedging Instruments under ASC Topic 815

Interest rate contracts	Interest expense		(125)		(689)
		$(572)	$425	$(1,467)	$(282)

    In June 2010, the Company terminated two interest rate contracts.  One was a deferred starting interest rate contract, which started December 29, 2014 and continued through December 29, 2019, for the notional amount of $20.0 million of debt that was callable at the bank’s option at any time during the life of the contract.  In connection with this deferred starting interest rate contract, the Company entered into the second of the terminated interest rate contracts, a receiver swap option which gave the Company the right but not the obligation to enter into a subsequent interest rate contract if the bank called the initial contract.  Accordingly, changes to the value of these contracts did not qualify for hedge accounting treatment and were included as a component of interest expense in the consolidated statement of income from inception of the contracts.

 In June 2010, the Company changed the expiration date, from June 2019 to June 2014 on one of its interest rate contracts that had been designated a hedging instrument.  At the time, it was determined that it was no longer probable that the hedging instrument would effectively hedge future cash flows and the hedging instrument was de-designated.  The charge to other comprehensive income of $5.9 million was frozen and will be reclassified into earnings quarterly through June 2019.  At September 30, 2010, $0.7 million was reclassified into earnings.  The Company did not designate at September 30, 2010, the interest rate contract having the new expiration date as a hedging instrument.  The Company paid $3.0 million to modify/terminate the three interest rate contracts.

            The Company does not obtain collateral or other security to support financial instruments subject to credit risk.  The Company monitors the credit risk of our counterparties and enters into agreements only with established banking institutions.  The financial stability of those institutions is subject to current and future global and national economic conditions, and governmental support.  At September 30, 2010, the Company was in default under the credit facilities which constituted an event of default under the interest swap contracts.  On September 30, 2010, in order to avoid an acceleration of the maturity of outstanding balances due under the swap contracts, the Company entered into a forbearance agreement with the swap counterparties, expiring November 14, 2010.  The Company is in discussions with its lenders to restructure the repayment terms of certain credit facilities and modify loan covenants.

           Effective January 1, 2008, the Company adopted FASB ASC Topic 820 — Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

    Level 1 – Quoted prices in active markets for identical assets or liabilities
    Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable
    Level 3 – Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

 The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3
Liabilities
Interest rate contracts	$	$10,226	$

 Our interest rate swap contracts are traded in the over-the-counter market.  The fair value is based on the quoted market price for a similar liability or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

Note 10 — Investment in Joint Ventures

 Investment in a consolidated joint venture:

 In January 2010, the Company entered into a joint venture agreement to form Log.Star Navegação S.A. ("Log-Star") a Brazilian corporation. The Company acquired a 70% economic interest in Log-Star while Logística Intermodal S.A. ("Log-In") an unrelated Brazilian corporation purchased the remaining 30% interest.  Log-Star is authorized to transport breakbulk, bulk, and liner cargoes, and operate parcel services in the Brazilian coastal cabotage trade as well as in the Amazon River.

 Under the joint venture agreement, the Company has the right to appoint or remove the chief operating officer of Log-Star, who is responsible for the management of commercial and operational activities, as well as for the technical management of the vessels.  This would allow the Company to have the power to significantly affect Log-Star’s economic performance.  Based on the accounting guidance provided by FASB ASC Topic 810 — Consolidation, the Company is considered the primary beneficiary of Log-Star and is required to consolidate it in the Company’s consolidated financial statements.  The Company has consolidated Log-Star’s results in its financial statements.

    The Company believes that Log-in, who chartered the vessels to Log Star, is responsible for costs incurred to make the vessels seaworthy, including charter hire in and other vessel expenses while the vessels are under repair.  The consolidated financial statements reflect a $2.5 million receivable that the Company expects to collect from Log-In for the costs incurred.  It is currently unclear, however, whether the Company will be reimbursed for these costs.  If the Company is not fully reimbursed its earnings and net assets may be adversely affected.

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

     As of September 30, 2010, our investments in these entities, including equity and loans made and committed to be made subsequent to September 30, 2010, is our maximum exposure to loss from these entities.  We are not contractually required to provide any financial or other support to any of the joint ventures.  We have determined that we are not the primary beneficiary of any of the VIEs as we do not have the power to direct the activities that most significantly impact their economic performance.  Accordingly, we do not consolidate these entities and account for our investments in the entities under the equity method.  The investments in the joint ventures are included within other assets and deferred charges in our consolidated financial statements.

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

    The holders of Class A ordinary shares can convert their Class A ordinary shares into Class B ordinary shares, and the holders of Class B ordinary shares can convert their Class B ordinary shares into Class A ordinary shares at any time.  The Class B ordinary shares will automatically convert into Class A ordinary shares upon transfer to any person other than another holder of Class B ordinary shares, as long as the conversion will not cause the Company to become a controlled foreign corporation, as defined in the Internal Revenue Code of 1986, as amended ("Code"), or the Class A ordinary shares have not ceased to be regularly traded on an established securities market for purposes of Section 883 of the Code.  During the nine months ended September 30, 2010, certain holders of Class A ordinary shares converted 2,350,000 Class A ordinary shares into 2,350,000 Class B ordinary shares.

Warrants

 As a result of additional shares issued in connection with our Equity Incentive Plan during the nine months ended September 30, 2010, the number of shares exercisable under outstanding warrants increased by 2,369 Class A ordinary shares and 35,315 Class B ordinary shares.  Accordingly, at September 30, 2010, there were outstanding exercisable warrants to purchase 108,525 Class A ordinary shares and 241,062 Class B ordinary shares held by parties not affiliated with existing shareholders. The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $0.01 per share.

Treasury Stock

    During the nine months ended September 30, 2010, the Company retained and added to its treasury stock 110,832 Class A ordinary shares, valued at $686,000, to cover employees’ estimated payroll tax liability. The Company's Equity Incentive Plan permits stock grant recipients to elect a net settlement, where the Company retains a specified number of shares to cover the recipients' estimated statutory minimum tax liability.  At September 30, 2010, the Company held 131,703 Class A ordinary shares as treasury stock, having a cost of $1,169,519.

Note 12 — Comprehensive (Loss)

 The components of comprehensive loss consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net (loss) attributable to TBS International plc	$(10,355)	$(18,139)	$(27,876)	$(56,340)
Foreign currency translation adjustments	566		471
Change in unrealized gain(loss) on cash flow hedges	255	(958)	(2,124)	3,312
Comprehensive loss	$(9,534)	$(19,097)	$(29,529)	$(53,028)

Note 13 — Stock Plan

 The Company adopted an Equity Incentive Plan in 2005, which authorizes the grant of "non-qualified" shares to employees and independent directors. In 2009, the Equity Incentive Plan was amended to increase the maximum number of shares that can be granted under the plan, allow for the granting of both Class A ordinary shares and Class B ordinary shares and expand the definition of eligible persons under the plan to include affiliates and agency service companies.  The maximum number of shares that can be granted under the plan increased to 5,000,000 shares, including no more than 1,000,000 Class B shares.

 Prior to 2010, the Company awarded 234,000 restricted Class A ordinary shares, of which 34,500 shares have not yet vested as of September 30, 2010.  On April 15, 2010, the Company awarded 12,500 restricted Class A ordinary shares to its independent directors that vested at the time of the Company’s Annual General Meeting on June 10, 2010.  On June 1, 2010, the Company, on a “net share settlement” arrangement, issued 338,869 fully vested Class A ordinary shares to employees.  The full award to employees was 559,582 Class A ordinary shares; however, 220,713 Class A ordinary shares were not issued but instead withheld in order to reimburse the Company for payroll taxes paid on behalf of these employees.   On June 30, 2010, the Company issued 169,381 fully vested Class A ordinary shares to senior management.  The shares are part of a 273,000 Class A ordinary share award to senior management from which 103,619 shares were withheld, under a net settlement arrangement, to reimburse the Company for payroll taxes paid on behalf of the executives.  On June 30, 2010, the Company granted 765,000 Class A ordinary shares to employees.  These shares, which had a fair value of $4.7 million at grant date, vest in four equal installments starting June 30, 2011 and will be recognized ratably over the vesting period.

 The Company recognized total stock-based compensation costs of $0.7 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively, and $6.6 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively.  These amounts are reflected in the Consolidated Statement of Income in general and administrative expenses.  The company derives no material income tax benefit for stock-based compensation due to its tax structure.

 At September 30, 2010, unrecognized stock-based compensation expense related to non-vested restricted stock-based awards totaled $4.2 million.  The cost of these non-vested awards will be recognized over a weighted-average period of 2.2 years.

Note 14 — Earnings Per Share

 The following table, which is in thousands except for the number of shares and loss per share amounts, sets forth the computation of basic and diluted net (loss) per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except number of shares and earnings per share amounts)

Numerators:
Net (loss) attributed to TBS International plc and (Loss) available to ordinary shareholders-basic and diluted	$(10,355)	$(18,139)	$(27,876)	$(56,340)

Denominators:
Weighted average ordinary shares outstanding — basic and diluted	30,519,326	29,863,460	30,139,778	29,836,239

Net (loss) per ordinary share:
Basic and diluted	$(0.34)	$(0.61)	$(0.92)	$(1.89)

Anti-dilutive warrants not included above	349,587	311,903	349,587	311,903

 As outlined in sections of FASB ASC Topic 260 — Earnings per Share, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities that should be included in the two-class method of computing loss per share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings (loss) per share for ordinary stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.  Our non-vested stock, consisting of time-vested restricted shares, are considered participating securities because the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest.

 At September 30, 2010 there were outstanding exercisable warrants to purchase 108,525 Class A and 241,062 Class B ordinary shares, all of which were held by parties not affiliated with existing shareholders.  The warrants are issuable for nominal consideration upon exercise, which would have caused the warrants to be treated as outstanding for purposes of computing basic earnings per share.  However, for the three and nine months ended September 30, 2010 and 2009, the warrants were not treated as outstanding for purposes of computing basic and diluted earnings per share because they would be anti-dilutive.

Note 15 — Commitments and Contingencies

Commitments

Charters-in of Vessels

The Company charters-in two vessels (Laguna Belle and Seminole Princess) under long-term non-cancelable operating leases (the “Bareboat Charters”), that were part of a sale-leaseback transaction.  The Bareboat Charters expire on January 30, 2014.  Each Bareboat Charter requires charter hire payments of $10,500 per day for the first 24 months of the charter, $10,000 per day for the 25th through the 36th months of the charter (through January 2010), $8,041 per day for the 37th through the 39th months of the charter (February 2010 through April 2010), $8,240 per day for the 40th through the 48th months of the charter (May 2010 through January 2011), $8,110 per day for the 49th through the 60th months of the charter (February 2011 through January 2012), $8,030 per day for the 61st through the 72nd months of the charter (February 2012 through January 2013) and $7,950 per day for the 73rd through the 84th months of the charter (February 2013 through January 2014).  The charter agreements allow for the purchase of the respective vessel at the end of the fifth, sixth or seventh year of the charter period at a vessel price of $11.1 million, $9.15 million, or $6.75 million, respectively, and for the purchase options to be exercised at any other date during the option period at a pro rata price.  The leases under the sale-leaseback transactions are classified as operating leases.  Deposits of $2.75 million, to be held by the lessor for each charter during the charter period, were required at the inception of the leases.  The deposits are to be returned, without interest, at the expiration of the charter period, unless applied earlier toward the amounts due upon exercise of the purchase option.

As mentioned above, the Bareboat Charters contain predetermined fixed decreases of the charter hire payments due under the charters.  The Company recognizes the related rental expense on a straight-line basis over the term of the charters and records the difference between the amounts charged to operations and amounts paid as deferred rent expense.  At September 30, 2010 and December 31, 2009, deferred rent expense was $3.2 million and $3.5 million, respectively.  Deferred leasing costs of $1.7 million are being amortized over the terms of the leases.

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

 At September 30, 2010, we leased property through our subsidiary TBS Energy Logistics.  The lease term is for five years commencing October 1, 2009 and running through September 30, 2014. Monthly rent is $8,054 for the first year, October 1, 2009 through September 30, 2010.  The monthly rent increases to $8,255, $8,463, $8,677 and $8,898, for the second through fifth years.

 As of September 30, 2010, future minimum commitments under operating leases with initial or remaining lease terms exceeding one year are as follows (in thousands):

		Office
At September 30, 2010	Vessel Hire	Premises	Total
2010 (October 1, 2010 through December 31, 2010)	$2,291	$206	$2,497
2011	9,004	438	9,442
2012	8,967	239	9,206
2013	6,120	105	6,225
Thereafter	493	80	573
	$26,875	$1,068	$27,943

    Purchase Obligations – New Vessel Buildings

     At September 30, 2010, the Company had purchase obligations totaling $30.5 million in connection with its new vessel building program, including a $0.1 million obligation under the contract for the supervision and inspection of vessels under construction.  The obligations will become payable as the shipyard meets several milestones through December 2011.  As of September 30, 2010, $30.5 million of the purchase obligation is scheduled to be paid as follows: $7.0 million in 2010 and $23.5 million in 2011.  The timing of actual payments will vary based upon when the milestones are met.

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

Note 16 — Business Segment

The Company is managed as a single business unit that provides worldwide ocean transportation of dry cargo to its customers through the use of owned and chartered vessels.  The vessels are operated as one fleet and when making resource allocation decisions, our chief operating decision maker evaluates voyage profitability data, which considers vessel type and route economics, but gives no weight to the financial effect of the resource allocation decision on an individual vessel basis.  The Company's objective in making resource allocation decisions is to maximize its consolidated financial results, not the individual results of the respective vessels or routes.

    The Company transports cargo throughout the world, including to and from the United States.  Voyage revenue is attributed to non-U.S. countries based on the loading port location.  The difference between total voyage revenues and total revenue by country reflects the exclusion of revenue from the United States.  Time charter revenue by country cannot be allocated because the Company does not control the itinerary of the vessel.

Voyage revenue generated in countries excluding the United States (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2010	2009	2010	2009
Brazil	$15,662	$16,006	$45,816	$38,449
Japan	14,193	5,893	39,371	25,452
United Arab Emirates	10,848	6,791	27,826	26,797
Chile	10,834	3,679	25,078	13,580
China	5,512	3,392	19,265	9,601
Peru	4,720	4,706	14,413	18,262
Korea	1,114	1,139	6,391	5,202
Argentina	492	1,975	1,802	6,982
Venezuela	757	2,654	2,289	3,887
Others	7,531	6,053	20,861	15,611
Total	$71,663	$52,288	$203,112	$163,823

 For the three and nine months ended September 30, 2010, no customers accounted for 10% or more of voyage and time charter revenue.  For the three and nine months ended September 30, 2009, one customer accounted for 15.4% and 14.0%, respectively of voyage and time charter revenue.

 At September 30, 2010, no customers accounted for 10% or more of charter hire receivables.  At December 31, 2009, one customer accounted for more than 10% of charter hire receivables.

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

 Forward-looking statements involve risks, uncertainties and assumptions.  Although the Company does not make forward-looking statements unless it believes it has a reasonable basis for doing so, it cannot guarantee their accuracy.  Actual results may differ materially from those expressed, implied or projected in or by these forward-looking statements due to important factors that could cause actual results to differ materially from those in the forward-looking statement, including the risks disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2010, and other unforeseen risks.  Among other unforeseen risks, uncertainties, and other factors that could cause actual results to differ materially include, but are not limited to:

•	we may not be able to obtain a restructuring of the repayment terms under our credit facilities, modifications of the covenants under such facilities or waivers of the defaults under such facilities;
•	our ability to maintain financial ratios and comply with the financial covenants required by our credit facilities as amended;
•	our ability to finance our operations and raise additional capital on commercially reasonable terms or at all;
•	changes in demand for and pricing of our services, both of which are difficult to predict due to continuing economic uncertainty;
•	a decline in vessel valuations;
•
changes in rules and regulations applicable to the shipping industry, including legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries;

•	actions taken by regulatory authorities;
•	changes in trading patterns, which may significantly affect overall vessel tonnage requirements;
•	changes in the typical seasonal variations in charter rates;
•	volatility in costs, including changes in production of or demand for oil and petroleum products, crew wages, insurance, provisions, repairs and maintenance, generally or in particular regions;
•	additional material declines or continued weakness in shipping rates;
•	changes in general domestic and international political conditions;
•	changes in the condition of our vessels or applicable maintenance or regulatory standards which may affect, among other things, our anticipated drydocking or maintenance and repair costs;
•	increases in the cost of our drydocking program or delays in our anticipated drydocking schedule;
•
China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Group Co., Ltd.’s ability to complete and deliver the remaining multipurpose tweendeckers on the anticipated schedule and the ability of the parties to satisfy the conditions in the shipbuilding agreements;

•	the possible effects of pending and future legislation in the United States that may limit or eliminate potential U.S. tax benefits resulting from our jurisdiction of incorporation;
•	Irish corporate governance and regulatory requirements which could prove different or more challenging than currently expected;
•	we may not be reimbursed or compensated for certain expenditures made in connection with Log-Star; and
•	other factors that are described in the “Risk Factors” sections of reports filed with the Securities and Exchange Commission.

     You should not rely on any forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required under applicable law.

General

 The following is a discussion of our financial condition at September 30, 2010 and December 31, 2009 and our results of operations comparing the three and nine months ended September 30, 2010 with the three and nine months ended September 30, 2009.  You should read this section in conjunction with the consolidated financial statements and the related notes to those financial statements included elsewhere in this Quarterly Report.

TBS International plc, a holding company operates through the following principal subsidiaries:

•	Westbrook Holdings Ltd., which operates our vessels under pool arrangements with another subsidiary, TBS Worldwide Services Inc. and its subsidiaries.
•	Roymar Ship Management Inc., which provides technical management services to maintain and operate our ships owned by other subsidiaries.
•	TBS Shipping Services Inc., which provides commercial management and administrative services to other subsidiaries.
•	TBSI New Ship Development Corp., which manages our ship building program.
•	Transworld Cargo Carriers, SA, which manages the chartering-in of vessels.
•	TBS Do Sul Ltd., which holds interests in our Brazilian joint-venture, Log.Star Navegação S.A., Log-Star.

The following discussion of our financial condition relates to consolidated financial results of all our wholly owned subsidiaries as well as the results of our Brazilian joint-venture, Log-Star in which we own 70%.  This subsidiary was formed in January 2010 and began operations in March 2010.  See Note 16 to our Consolidated Financial Statements for segment information.

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

 As of September 30, 2010, our controlled fleet totaled 49 vessels, including 47 ships that we own, three of which are newly constructed vessels, and two that we charter-in with an option to purchase.  In addition to the 49 vessels, we have chartered-in three ships through our consolidated joint venture in Brazil, ”Log-Star”, for three years; as of September 30, 2010, two of these vessels have been in drydock since the time they were delivered to Log-Star.  In March 2007, we entered into a contract for six multipurpose vessels with retractable tweendecks.  The first vessel, the Rockaway Belle, was delivered in September 2009, and the second and third vessels, the Dakota Princess and Montauk Maiden, were delivered in March 2010 and September 2010, respectively. All three vessels were delivered in China from Nantong Yahua Shipbuilding Group Co., Ltd.  The three remaining vessels are tentatively scheduled to be delivered, one each, in the first three quarters of 2011.  The new vessel that is expected to be delivered in the first quarter of 2011 has been named Omaha Belle.  On July 20, 2010, the Company sold the Savannah Belle.

           We target niche markets, which include trade routes, ports and cargoes not efficiently served by container and large dry bulk vessel operators.  In order to effectively serve these markets, we offer regularly scheduled voyages using our fleet of multipurpose tweendeckers and handysize and handymax dry bulk carriers.  Tweendeck vessels are differentiated by their retractable decks that can create separate holds, facilitating the transportation of non-containerized cargoes.  Our vessels are able to navigate and service many ports with restrictions on vessel size.  Our Brazilian joint venture, Log-Star, recently obtained an operational license in Brazil to provide domestic shipping services.  This Brazilian flagged shipping company will concentrate on the movement of breakbulk, bulk parcels, heavy lift, general and project cargoes along Brazil's coastline and Amazon River basin.

 As part of our comprehensive transportation service offering, we provide portside and inland logistics, related support services and solutions for challenging cargoes.  In order to provide these services, we employed a professional staff of approximately 175 employees as of September 30, 2010, with extensive experience and diverse backgrounds.  In addition, our affiliate, TBS Commercial Group Ltd. has fully staffed agencies and representative offices on five continents, with local teams of commercial agents and port captains who meet regularly with customers to tailor solutions to their logistics needs.

Our customers rely on our regular service as an integral part of their supply chain, and many of these relationships have been maintained for over 15 years.  We serve approximately 300 customers in more than 20 countries.  We have developed long-term relationships with established and well-respected industrial shippers in diverse markets including mining, steel manufacturing, trading, heavy industry, industrial equipment and construction.  We believe our business model allows us to respond rapidly to our customers’ changing demands and short delivery windows, increasing the value of our services to them as we enable them to schedule production and distribution.

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

Drydocking

 Vessels must be drydocked twice during a five-year cycle. Our controlled fleet of 46 vessels, which excludes the three newly built vessels, at September 30, 2010, would require approximately 92 drydockings over five years.  This translates to an average of 18 vessels per year.   The first drydocking of a newly constructed vessel, which would be a special survey of the vessel, is typically done five years after delivery of the vessel from the shipyard.

    Our quarterly schedule of vessels drydocked and anticipated to be drydocked during 2010, including actual and estimated number of drydock days and metric tons of steel renewal, is as follows:

	Number of vessels in drydock from previous quarter	Number of vessels entering drydock during quarter	Number of drydock days during quarter		Approximate metric tons (MT) of steel installed
Actual
First Quarter 2010	2	2	73	days	85	MT
Second Quarter 2010		5	110	days	481	MT
Third Quarter 2010	2	3	155	days	400	MT
Estimated
Fourth Quarter 2010		4	87	days	700	MT
Total for 2010		14	425	days	1,666	MT

    We estimate that vessel drydockings that require less than 100 metric tons of steel renewal will take from 20 to 30 days and that vessel drydockings that require 100 to 500 metric tons of steel renewal will take from 30 to 45 days.  Two vessels that were originally scheduled to be drydocked in the third quarter were rescheduled to the fourth quarter of 2010.  Additionally, the steel estimates for these ships were reduced.  We capitalize vessel improvements, including steel renewal and reinforcement, in connection with the first drydocking after we acquire a vessel

New Ship Building

 We are expanding our fleet of multipurpose retractable tweendeckers through our newbuilding program. In 2007, we contracted China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Group Co., Ltd. to build six newly designed vessels named the "Roymar Class".  These 34,000 deadweight ton (“dwt”) vessels are a larger tweendeck vessel class and their addition to our fleet will be a significant milestone in the implementation of our business plan to modernize and expand our fleet.  While we remain committed to expanding our fleet, pending a significant change in global economic conditions, we temporarily suspended any further acquisitions of secondhand vessels.  Our current business strategy includes growing through newbuildings of multipurpose tweendeckers and chartering-in vessels as needed.

We have taken delivery of three of the six newbuildings.  The Rockaway Belle, Dakota Princess, and Montauk Maiden were delivered in September 2009, March 2010, and September 2010, respectively.  The three remaining vessels are tentatively scheduled to be delivered one each in the first three quarters of 2011.  At September 30, 2010, the milestones already met and the quarters in which the remaining milestones are anticipated to be met for the three remaining vessels under construction are listed below:

Milestone
Corporate Owner	Hull Number:	Future Vessel Name	Contract Signing	Steel Cutting	Keel Laying	Launching	Anticipated Delivery
Longwoods Maritime Corp.	NYHS200723	Comanche Maiden	Met	Met	Met	Met	2nd Qtr 2011

McHenry Maritime Corp.	NYHS200724	Omaha Belle	Met	Met	Met	Met	1st Qtr 2011

Sunswyck Maritime Corp.	NYHS200725	Maya Belle	Met	Met	Met	4th Qtr 2010	3rd Qtr 2011

Components of revenue and expense

 We report our revenue as voyage revenue, reflecting the operations of our vessels that are not chartered out, and charter revenue, reflecting the operations of our vessels that have been chartered out to third parties.  Voyage revenue and expenses for each reporting period include estimates for voyages in progress at the end of the period.  For voyages in progress at September 30, 2010, we recognized voyage expense as incurred and voyage revenues ratably over the length of the voyage.  When a loss is forecast for a voyage, the full amount of the anticipated loss is recognized in the period in which that determination is made. Revenue from time charters in progress is calculated using the daily charter hire rate, net of daily expenses, multiplied by the number of voyage days on-hire through period end.

 Voyage revenue consists of freight charges paid to us for the transport of customers' cargo.  Freight rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.  The key factors driving voyage revenue are the number of vessels in the fleet, freight voyage days, revenue tons carried and freight rates.

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

    Depreciation and amortization is computed for vessels and vessel improvements on the remaining useful life of each vessel, which is estimated as the period between the date we put the vessel into service and 30 years from the date that the vessel was initially delivered.  Drydock costs are amortized on a straight-line basis over the period through the date of the next drydocking, which is typically 30 months.  Other fixed assets, consisting principally of computer hardware, software and office equipment are depreciated on a straight-line basis using useful lives of three to seven years.  Grabs are depreciated on a straight-line basis using useful lives of ten years.  Vessel leasehold improvements, which are included with vessel improvements and other equipment, are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

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

Results of Operations

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

Revenues:

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage revenue	$75,196	75.4	$57,163	76.9	$18,033	31.5
Time charter revenue	22,656	22.7	15,972	21.5	6,684	41.8
Logistics revenue	1,655	1.7	1,014	1.4	641	63.2
Other revenue	247	0.2	183	0.2	64	35.0
Total revenue	$99,754	100.0	$74,332	100.0	$25,422	34.2

Voyage revenue

 To provide a more complete analysis of our operations, selected key metrics, including voyage days, revenue tons "RT" and average freight rates, are shown for all cargoes, and separately for aggregate cargoes and other than aggregate cargoes.  Aggregate cargoes are high-volume, low freighted cargo consisting principally of construction materials such as crushed stone. While average freight rates on aggregates bulk cargo are lower than average freight rates on other types of cargoes, voyage costs are also lower resulting in comparable daily time charter equivalent rates.  The table below shows key metrics related to voyage revenue:

	Three Months Ended September 30,
	2010	2009	Increase (Decrease)
Voyage Revenue (in thousands)	$75,196	$57,163	$18,033	31.5%
Number of vessels (1)	33	29	4	13.8%
Days available for hire (2)	3,123 days	2,677 days	446 days	16.7%
Freight voyage days (3)	3,024 days	2,630 days	394 days	15.0%
Revenue tons carried (in thousands) (4)
For all cargoes	2,540 RT	2,098 RT	442 RT	21.1%
Other than aggregate cargoes	1,196 RT	1,063 RT	133 RT	12.5%
Aggregate cargoes	1,344 RT	1,035 RT	309 RT	29.9%
Freight Rates (5)
For all cargoes	$29.60	$27.25	$2.35	8.6%
Other than aggregate cargoes	$53.64	$46.81	$6.83	14.6%
Aggregate cargoes	$8.22	$7.15	$1.07	15.0%
Daily time charter equivalent rates (6)	$13,383	$12,296	$1,087	8.8%

(1)	Weighted average number of vessels in the fleet, excluding chartered out vessels.
(2)	Number of days that our vessels were available for hire, excluding chartered out vessels.
(3)	Number of days that our vessels were earning revenue, excluding chartered out vessels.
(4)
Revenue tons is a measurement on which shipments are freighted.  Cargoes are rated as weight (based on metric tons) or measure (based on cubic meters); whichever produces the higher revenue will be considered the revenue ton.

(5)	Weighted average freight rates measured in dollars per revenue ton.
(6)
Daily Time Charter Equivalent or "TCE" rates are defined as voyage revenue (excluding relets) less voyage expenses during the period divided by the number of available freight voyage days during the period. Voyage expenses include: fuel, port call, commissions, stevedore and other cargo related and miscellaneous voyage expenses.  No deduction is made for vessel or general and administrative expenses.  TCE includes the full amount of any probable losses on voyages at the time such losses can be estimated. TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

    Voyage revenue for the three months ended September 30, 2010, increased 31.5% as compared to the same period in 2009, due to  increases in both freight rates and revenue tons carried.

           Average freight rates for cargoes other than aggregates increased $6.83 per ton, or 14.6%, to $53.64 per ton for the three months ended September 30, 2010, as compared to $46.81 per ton for the same period in 2009.  During the third quarter of 2010, we saw a strengthening of freight rates for steel products and metal concentrates.  In addition, average freight rates for aggregate cargoes increased $1.07 per ton, or 15.0%, to $8.22 per ton for the three months ended September 30, 2010, as compared to $7.15 per ton for the same period in 2009.  Overall average freight rates for all cargoes increased $2.35 per ton, or 8.6%, to $29.60 per ton for the three months ended September 30, 2010, as compared to $27.25 per ton for the same period in 2009.

           Revenue tons carried increased 442,000 RT or 21.1%, to 2,540,000 RT for the three months ended September 30, 2010 from 2,098,000 RT for the same period in 2009.  The increase in non-aggregate revenue tons carried of approximately 133,000 RT was caused primarily by higher steel and metal concentrate cargoes.  Aggregates carried for the three months ended September 30, 2010 increased by 309,000 RT as compared to the same period in 2009, due to an increase in the number of spot voyages of aggregates in 2010.  During the three months ended September 30, 2010, as compared to 2009, we carried more aggregate cargoes under spot voyages than under contracts of affreightment.  For the three months ended September 30, 2010 and 2009 we had contracts of affreightment, expiring through late 2011, under which we carried approximately 822,000 RT and 830,000 RT, respectively, and generated voyage revenue of $13.3 million and $11.8 million, respectively.

    The following table shows revenues attributed to our principal cargoes:

	Three Months Ended
	September 30, 2010		September 30, 2009		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	Percentage
Steel products	$30,732	40.9	$14,153	24.8	$16,579	117.1
Metal concentrates	12,962	17.2	7,813	13.7	5,149	65.9
Aggregates	11,055	14.8	7,398	12.9	3,657	49.4
Agricultural products	6,080	8.1	11,070	19.3	(4,990)	(45.1)
Other bulk cargo	7,361	9.8	10,928	19.1	(3,567)	(32.6)
General cargo	2,404	3.2	1,672	2.9	732	43.8
Fertilizers	1,613	2.1	1,345	2.4	268	19.9
Project cargo	326	0.4	883	1.5	(557)	(63.1)
Rolling stock	1,073	1.4	518	0.9	555	107.1
Automotive products	903	1.2	948	1.7	(45)	(4.7)
Other	687	0.9	435	0.8	252	57.9
Total voyage revenue	$75,196	100.0	$57,163	100.0	$18,033	31.5

Time charter revenue

 The key metrics related to time charter revenue are as follows:
	Three Months Ended September 30,
	2010	2009	Increase (Decrease)
Time Charter Revenue (in thousands)	$22,656	$15,972	$6,684	41.8%
Number of vessels (1)	14	15	(1)	(6.7%)
Time Charter days (2)	1,262	1,384	(122)	(8.8%)
Daily charter hire rates (3)	$17,953	$11,540	$6,413	55.6%
Daily time charter equivalent rates (4)	$17,260	$11,048	$6,212	56.2%

(1)	Weighted average number of vessels chartered out.
(2)	Number of days the vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Daily Time Charter Equivalent or "TCE" rates for vessels that are time chartered out are defined as time charter revenue during the period reduced principally by commissions and certain voyage costs (for which we are responsible under some time charters) divided by the number of available time charter days during the period.  Commission for vessels that are time chartered out for the three months ending September 30, 2010 and September 30, 2009 were $1.0 million and $0.7 million, respectively.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

    The increase in time charter revenue was due to an increase in charter hire rates.  Average charter hire rates increased $6,413 per day, or 55.6% to $17,953 for the three months ended September 30, 2010 from $11,540 for the comparable period in 2009.  Charter hire rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.  Increases in the average charter hire rate per day are reflective of the recovering worldwide economy.

    Logistics revenue

    Logistics revenues represent revenues from cargo and transportation management services provided in connection with our Five Star Service.  Logistics revenue increased $0.6 million for the three months ended September 30, 2010 as compared to the same period in 2009, due mainly to an expansion into new markets and a slight strengthening in several targeted industries.

Operating Expenses:

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage expense	$34,840	34.9	$25,505	34.3	$9,335	36.6
Logistics	1,347	1.4	754	1.0	593	78.6
Vessel expense	31,081	31.2	28,502	38.3	2,579	9.0
Depreciation and amortization	25,623	25.7	23,747	31.9	1,876	7.9
General and administrative	11,182	11.2	9,086	12.2	2,096	23.1
Total operating expenses	$104,073	104.4	$87,594	117.7	$16,479	18.8

Voyage expense

 Voyage expenses are costs attributable to specific voyages.  The number of voyage days is a significant determinant of voyage expense, which consists of fuel costs, commissions, port call, stevedoring and other cargo related costs, and miscellaneous voyage expense.

     The principal components of voyage expense were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of 2009 Expense	As a % of Voyage & Time Charter Revenue
Fuel expense	$17,028	48.9	17.4	$13,123	51.5	17.9	$3,905	29.8	(0.5)
Commission expense	4,668	13.4	4.8	3,774	14.8	5.2	894	23.7	(0.4)
Port call expense	7,303	21.0	7.5	5,686	22.3	7.8	1,617	28.4	(0.3)
Stevedore and other
cargo-related expense	4,467	12.8	4.6	2,082	8.2	2.8	2,385	114.6	1.8
Miscellaneous voyage
expense	1,374	3.9	1.4	840	3.2	1.1	534	63.6	0.3
Voyage expense	$34,840	100.0	35.7	$25,505	100.0	34.8	$9,335	36.6	0.9

 Voyage expense increased $9.3 million or 36.6% for the three months ended September 30, 2010, as compared to the same period in 2009, principally due to increases in fuel, stevedore and other cargo-related expenses.

 The increase in fuel expense was mainly the result of an increase in the average price per metric ton, or "MT", which for the three months ended September 30, 2010, increased $95 or 24.0% to $491 per MT from $396 per MT for the same period in 2009.  Consumption increased 1,473 MT or 4.4% to 34,648 MT for the three months ended September 30, 2010 from 33,175 MT for the same period in 2009, due to an increase in freight voyage days and less time chartered out days.  When vessels are time chartered out, the cost of fuel is the responsibility of the charterer except under some Brazilian coastal trade time charters.

 The increase in stevedore and other cargo-related expense for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily due to a change in the mix of revenue booked under different shipping terms.  Most cargo was booked under "full liner" terms.  For analysis purposes we group cargoes into three categories: (1) cargo booked under "free-in free-out" terms which are shipments for which the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading and (3) cargo booked under a combination of "free-in free-out" and "full liner" terms.

The increase in commission expense for the three months ended September 30, 2010 primarily reflects an increase in freight and time charter revenue for the three months ended September 30, 2010 as compared to the same period in 2009.

Logistics expenses

 Logistics expenses increased to $1.3 million for the three months ended September 30, 2010 from $0.8 million for the same period in 2009.  Logistics operating margins decreased to 18.6% for the third quarter of 2010 as compared to 25.6% for the same period in 2009.

Vessel expense

     Vessel expense consists of costs we incur to own/control and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, crew costs, insurance, lube oil, maintenance, and registrations and fees for vessels we own or control.

    The following table sets forth the basic components of vessel expense:

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage
Vessel operating expense	$27,905	89.8	$24,751	86.9	$3,154	12.7
Chartered-in expense	562	1.8	1,638	5.7	(1,076)	(65.7)
Controlled vessel expense	1,834	5.9	1,651	5.8	183	11.1
Space charter expense	780	2.5	462	1.6	318	68.8
Vessel expense	$31,081	100.0	$28,502	100.0	$2,579	9.0

    The increase in vessel operating expense was mainly due to higher maintenance and crew related expenses.  This resulted in a $145 increase in the average operating expense day rate for our controlled fleet (excluding the Brazilian flagged vessels) which was $5,861per day for the three months ended September 30, 2010, as compared to $5,716 per day for the same period in 2009.  A higher average number of controlled vessels and the addition of the Brazilian flagged vessels increased vessel operating expenses.  The average number of controlled vessels increased to an average of 49 vessels (excluding three Brazilian flagged vessels) during the three months ended September 30, 2010, as compared to an average of 47 vessels for the same period in 2009.  Increases in our controlled fleet translate to an increase in vessel days, which are the total days we operate our controlled vessels. The Rockaway Belle, which was delivered in September 2009, the Dakota Princess, which was delivered in March 2010, and the Montauk Maiden, which was delivered in September 2010, offset by the disposal of the Savannah Belle in July 2010, increased vessel days by 133 days to 4,464 days during the three months ended September 30, 2010 from 4,331 days for the comparable period in 2009.  The average operating expense day rate for the Brazilian flagged ships was $18,533 per day.  The higher operating expense day rate as compared to the non-Brazilian flagged vessels is due to higher crew compensation costs for the Brazilian crew and higher maintenance expenses.

Depreciation and amortization

 The $1.9 million or 7.9% increase in depreciation and amortization expense to $25.6 million for the three months ended September 30, 2010 compared to $23.7 million for the same period in 2009 was due to increased vessel improvements and, to a lesser extent, the growth of our owned/controlled fleet.  Our owned/controlled fleet increased to an average of 49 vessels for the three months ended September 30, 2010 from an average of 47 vessels for the three months ended September 30, 2009.

General and administrative expense

 General and administrative expense increased $2.1 million for the three months ended September 30, 2010 as compared to the same period for 2009.  The increase is primarily due to the consolidation of the results of Log-Star in 2010 but not in 2009 as well as an increase in salary and related expenses.

Loss from operations

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Loss from operations	$(4,319)	(4.4)	$(13,262)	(17.7)	$8,943	(67.4)

Other (expenses) and income
Interest expense	(6,623)	(6.6)	(4,863)	(6.5)	(1,760)	36.2
Other income (expense)	57	0.1	(14)		71
Net (loss)	(10,885)	(10.9)	(18,139)	(24.2)	7,254	(40.0)

Less: Net (loss) attributable to
noncontrolling interests	(530)	(0.5)			(530)
Net (loss) attributable to
TBS International plc	$(10,355)	(10.4)	$(18,139)	(24.2)	$7,784

    The decrease in loss from operations for the three months ended September 30, 2010 as compared to the same period for 2009 was mainly attributed to a strengthening of market conditions in the ocean transport industry, which resulted in improved freight rates and thereby higher revenues and TCE.  The higher revenue caused the operating margin to improve to a negative 4.4% for the three months ended September 30, 2010 from a negative 17.7% for the same period in 2009.   These favorable trends were partly offset by the consolidation of Log-Star in 2010, which reported a $1.8 million operating loss for the three months ended September 30, 2010.

Interest expense

 Interest expense increased $1.7 million for the three months ended September 30, 2010 as compared to the same period in 2009 primarily due to higher bank margins.  Our average effective interest rate, including the amortization of finance costs and interest swap related costs, increased to approximately 10.2% for the three months ended September 30, 2010 as compared to approximately 7.9% for the same period in 2009.

EBITDA

     EBITDA increased by $11.4 million for the three months ended September 30, 2010 as compared to the same period in 2009.  The table below shows a reconciliation of EBITDA to Net Loss for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,
(in thousands)	2010	2009	Increase/ (Decrease)
Net (loss) attributable to TBS International plc	$(10,355)	$(18,139)	$7,784
Net Interest expense	6,619	4,856	1,763
Depreciation and Amortization	25,623	23,747	1,876
EBITDA	$21,887	$10,464	$11,423

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

Revenues:

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage revenue	$220,194	70.8	$181,417	83.3	$38,777	21.4
Time charter revenue	83,217	26.8	34,311	15.8	48,906	142.5
Logistics revenue	7,238	2.3	1,550	0.7	5,688
Other revenue	414	0.1	448	0.2	(34)	(7.6)
Total revenue	$311,063	100.0	$217,726	100.0	$93,337	42.9

Voyage revenue

 To provide a more complete analysis of our operations, selected key metrics, including voyage days, revenue tons "RT" and average freight rates are shown for all cargoes and separately, for non-aggregate cargoes and aggregate cargoes.  Aggregate cargoes are high-volume, low freighted cargo consisting principally of construction materials such as crushed stone.  While average freight rates on aggregates bulk cargo are lower than average freight rates on other types of cargoes, voyage costs are also lower resulting in comparable daily time charter equivalent rates. The table below shows key metrics related to voyage revenue:

	Nine months Ended September 30,
	2010	2009	Increase (Decrease)
Voyage Revenue (in thousands)	$220,194	$181,417	$38,777	21.4%
Number of vessels (1)	31	32	(1)	(3.1)%
Days available for hire (2)	8,552 days	8,900 days	(348)	(3.9)%
Freight voyage days (3)	8,384 days	8,728 days	(344)	(3.9)%
Revenue tons carried (thousands) (4)
For all cargoes	7,588 RT	6,694 RT	894	13.4%
Other than aggregate cargoes	3,516 RT	3,513 RT	3	0.1%
Aggregate cargoes	4,072 RT	3,181 RT	891	28.0%
Freight Rates (5)
For all cargoes	$29.02	$27.10	$1.92	7.1%
Other than aggregate cargoes	$54.41	$43.75	$10.66	24.4%
Aggregate cargoes	$7.09	$8.72	$(1.63)	(18.7)%
Daily time charter equivalent rates (6)	$14,052	$11,726	$2,326	19.8%

(1)	Weighted average number of vessels in the fleet, excluding chartered out vessels.
(2)	Number of days that our vessels were available for hire, excluding chartered out vessels.
(3)	Number of days that our vessels were earning revenue, excluding chartered out vessels.
(4)
Revenue tons is a measurement on which shipments are freighted.  Cargoes are rated as weight (based on metric tons) or measure (based on cubic meters); whichever produces the higher revenue will be considered the revenue ton.

(5)	Weighted average freight rates measured in dollars per revenue ton.
(6)
Daily Time Charter Equivalent or "TCE" rates are defined as voyage revenue (excluding relets) less voyage expenses during the period divided by the number of available freight voyage days during the period. Voyage expenses include: fuel, port call, commissions, stevedore and other cargo-related and miscellaneous voyage expenses.  No deduction is made for vessel or general and administrative expenses.  TCE includes the full amount of any probable losses on voyages at the time such losses can be estimated.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

    The increase in voyage revenue of $38.8 million, or 21.4%, for the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily due to an increase in revenue tons carried and freight rates.

           Average freight rates for cargoes other than aggregates increased $10.66 per ton, or 24.4%, to $54.41 per ton for the nine months ended September 30, 2010, as compared to $43.75 per ton for the same period in 2009.  During the first nine months of 2010 we saw a strengthening of freight rates for bulk cargoes, metal concentrates and agricultural products.  However, average freight rates for aggregate cargoes decreased $1.63 per ton, or 18.7%, to $7.09 per ton for the nine months ended September 30, 2010, as compared to $8.72 per ton for the same period in 2009.  The decrease in average freight rates for aggregates was mainly due to lower average revenue earned on each voyage caused by decreased port congestion that reduced demurrage revenue.  Demurrage revenue is the additional compensation for the detention of a vessel by a customer beyond the time allowed for loading or unloading.  Overall average freight rates for all cargoes increased $1.92 per ton, or 7.1%, to $29.02 per ton for the nine months ended September 30, 2010, as compared to $27.10 per ton for the same period in 2009.

 Revenue tons carried increased 894,000 RT or 13.4% to 7,588,000 RT for the nine months ended September 30, 2010 from 6,694,000 RT for the same period in 2009.  Aggregates carried for the nine months ended September 30, 2010 increased by 891,000 RT as compared to the same period in 2009 due to an increase in the number of spot voyages of aggregates in 2010.  Revenue tons carried of non-aggregates was slightly higher by 3,000 RT for the nine months ended September 30, 2010 as compared to the same period in 2009.  During the nine months ended September 30, 2010, our spot voyages of aggregates were higher than aggregate cargoes carried under contracts of affreightment as compared to the same period in 2009.  For the nine months ended September 30, 2010 and 2009, we had contracts of affreightment that expire through late 2011, for principally aggregate cargoes, under which we carried approximately 1,900,000 RT and 3,266,000 RT, respectively, which generated $29.7 million and $49.4 million, respectively, of voyage revenue.  Revenue tons carried under contracts of affreightment during the nine months ended September 30, 2010 decreased compared to the same period in 2009 because of the fulfillment of two large aggregates contracts prior to 2010.

     The following table shows revenues attributed to our principal cargoes:

	Nine Months Ended
	September 30, 2010		September 30, 2009		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	Percentage
Steel products	$77,576	35.2	$41,034	22.6	$36,542	89.1
Agricultural products	30,958	14.1	33,858	18.7	(2,900)	(8.6)
Metal concentrates	31,773	14.4	26,804	14.8	4,969	18.5
Aggregates	28,870	13.1	27,727	15.3	1,143	4.1
Other bulk cargo	24,802	11.3	20,109	11.1	4,693	23.3
General cargo	8,275	3.8	8,264	4.5	11	0.1
Project cargo	4,708	2.1	7,786	4.3	(3,078)	(39.5)
Fertilizers	4,578	2.1	3,516	1.9	1,062	30.2
Rolling stock	3,993	1.8	4,994	2.8	(1,001)	(20.0)
Automotive products	2,956	1.3	3,370	1.9	(414)	(12.3)
Other	1,705	0.8	3,955	2.1	(2,250)	(56.9)
Total voyage revenue	$220,194	100.0	$181,417	100.0	$38,777	21.4

Time charter revenue

 The key metrics related to time charter revenue are as follows:

	Nine months Ended September 30,
	2010	2009	Increase (Decrease)
Time Charter Revenue (in thousands)	$83,217	$34,311	$48,906	142.5%
Number of vessels (1)	16	12	4	33.3%
Time Charter days (2)	4,437	3,411	1,026	30.1%
Daily charter hire rates (3)	$18,756	$10,059	$8,697	86.5%
Daily time charter equivalent rates (4)	$17,498	$9,255	$8,243	89.1%

(1)	Weighted average number of vessels chartered out.
(2)	Number of days the vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Daily Time Charter Equivalent or "TCE" rates for vessels that are time chartered out are defined as time charter revenue during the period reduced principally by commissions and certain voyage costs (for which we are responsible under some time charters) divided by the number of available time charter days during the period.  Commission for vessels that are time chartered out for the nine months ending September 30, 2010 and September 30, 2009 were $3.7 million and $1.4 million, respectively.  Voyage costs incurred under some time charters were $1.9 million and $1.3 million for the nine months ending September 30, 2010 and 2009, respectively.  Voyage costs in 2010 relate to port and other costs incurred in connection with some of the time charter out of vessels in the Brazilian coastal trade.  Additionally, voyage costs in 2010 and 2009 reflect fuel costs related to fuel price differentials (caused by volatility in the fuel market) and the cost for ballasting vessels to time charter delivery ports.  No deduction is made for vessel or general and administrative expenses.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

    The increase in time charter revenue was due to both an increase in charter hire rates and time charter out days.  Average charter hire rates increased $8,697 per day to $18,756 for the nine months ended September 30, 2010 from $10,059 for the comparable period in 2009.  Charter hire rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.  Increases in the average charter hire rate per day are reflective of the recovering worldwide economy.  The increase in time charter-out days can be attributed to a lower demand for voyage cargoes coupled with the consolidation of the results of Log-Star, our Brazilian joint-venture established in January 2010.

Logistics revenue

 Logistics revenues represent revenues from cargo and transportation management services provided in connection with our Five Star Service.  Logistics revenue increased $3.8 million for the nine months ended September 30, 2010 as compared to the same period in 2009, due mainly to an expansion into new markets and a slight strengthening in several targeted industries.

Operating Expenses:

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage expense	$106,888	34.4	$81,818	37.6	$25,070	30.6
Logistics	4,972	1.6	1,175	0.5	3,797
Vessel expense	90,520	29.1	82,001	37.7	8,519	10.4
Depreciation and amortization	76,853	24.7	70,069	32.2	6,784	9.7
General and administrative	37,585	12.1	26,121	12.0	11,464	43.9
Net loss on sale of vessel	5,154	1.7			5,154
Total operating expenses	$321,972	103.6	$261,184	120.0	$60,788	23.3

Voyage expense

     Voyage expenses are costs attributable to specific voyages.  The number of voyage days is a significant determinant of voyage expense, which consists of fuel costs, commissions, port call, stevedoring and other cargo-related costs, and miscellaneous voyage expense.

The principal components of voyage expense were as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of 2009 Expense	As a % of Voyage & Time Charter Revenue
Fuel expense	$51,480	48.2	17.0	$39,742	48.6	18.4	$11,738	29.5	(1.4)
Commission expense	15,987	15.0	5.3	10,728	13.1	5.0	5,259	49.0	0.3
Port call expense	20,716	19.3	6.8	17,882	21.8	8.3	2,834	15.8	(1.5)
Stevedore and other
cargo-related expense	10,807	10.1	3.6	7,181	8.8	3.3	3,626	50.5	0.3
Miscellaneous voyage
expense	7,898	7.4	2.6	6,285	7.7	2.9	1,613	25.7	(0.3)
Voyage expense	$106,888	100.0	35.3	$81,818	100.0	37.9	$25,070	30.6	(2.6)

    Voyage expense increased $25.1 million or 30.6% for the nine months ended September 30, 2010, as compared to the same period in 2009, principally due to an increase in fuel and commission expenses.

    The increase in fuel expense was the result of an increase in the average price per metric ton, or "MT", partially offset by a decrease in consumption.  For the nine months ended September 30, 2010, the average price per MT increased $161 or 46.4% to $508 per MT from $347 per MT for the same period in 2009.  Consumption decreased 13,070 MT or 11.4% to 101,406 MT for the nine months ended September 30, 2010 from 114,477 MT for the same period in 2009, due to an increase in time-chartered-out vessels.  When vessels are time chartered out, the cost of fuel is the responsibility of the charterer except under some time charter out of vessels in the Brazilian coastal trade.

     The increase in commission expense for the nine months ended September 30, 2010 primarily reflects the increase in freight and time charter revenue for the nine months ended September 30, 2010 as compared to the same period in 2009.

 The increase in stevedore and other cargo-related expense for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to a change in the mix of revenue booked under different shipping terms.  Most cargo was booked under "full liner" terms.  For analysis purposes we group cargoes into three categories: (1) cargo booked under "free-in free-out" terms which are shipments for which the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading and (3) cargo booked under a combination of "free-in free-out" and "full liner" terms.

Logistics expenses

     Logistics expenses, which represent expenses associated with logistics movements, increased $3.8 million to $5.0 million for the nine months ended September 30, 2010 from $1.2 million for the same period in 2009.  Logistics operating margins improved to 31.3% for the first nine months of 2010 as compared to 24.2% for the same period in 2009, mainly due to our ability to pass on more logistics expenses to customers.

Vessel expense

 Vessel expense consists of costs we incur to own/control and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, crew costs, insurance, lube oil, maintenance, and registrations and fees for vessels we own or control.   The following table sets forth the basic components of vessel expense:

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage
Vessel operating expense	$81,881	90.5	$72,233	88.1	$9,648	13.4
Chartered-in expense	2,137	2.3	3,597	4.4	(1,460)	(40.6)
Controlled vessel expense	5,319	5.9	4,887	5.9	432	8.8
Space charter expense	1,183	1.3	1,284	1.6	(101)	(7.9)
Vessel expense	$90,520	100.0	$82,001	100.0	$8,519	10.4

     The increase in vessel operating expense was mainly due to higher maintenance and crew related expenses.  This resulted in a $213 increase in the average operating expense day rate for our controlled fleet (excluding the Brazilian flagged vessels) which was $5,840 per day for the nine months ended September 30, 2010, as compared to $5,627 per day for the same period in 2009.  A higher average number of controlled vessels and the addition of the Brazilian flagged vessels increased vessel operating expenses.  The average number of controlled vessels increased to an average of 49 vessels (excluding three Brazilian flagged vessels) during the nine months ended September 30, 2010, as compared to an average of 47 vessels for the same period in 2009.  Increases in our controlled fleet translate to an increase in vessel days, which are the total days we operate our controlled vessels. The Rockaway Belle, which was delivered in September 2009, the Dakota Princess, which was delivered in March 2010, and the Montauk Maiden, which was delivered in September 2010, offset by the disposal of the Savannah Belle in July 2010, increased vessel days by 410 days to 13,248 days during the nine months ended September 30, 2010 from 12,838 days for the comparable period in 2009.  The average operating expense day rate for the Brazilian flagged ships was $17,072 per day.  The higher operating expense day rate as compared to the non-Brazilian flagged vessels is due to higher crew compensation costs for the Brazilian crew and higher maintenance expenses.

 Controlled vessel expense consists of charter hire-in costs for two vessels under separate charter agreements that contain purchase options.  We charter-in under bareboat charters the Laguna Belle and Seminole Princess, both of which were part of a sale/leaseback transaction that we entered into in January 2007.  In connection with the waiver we obtained of financial covenants contained in the charter agreements, the charter terms were revised effective February 1, 2010, increasing the average daily charter rate per vessel by $208 per day over the remaining term of the charters.

Depreciation and amortization

 The $6.8 million or 9.7% increase in depreciation and amortization expense to $76.9 million for the nine months ended September 30, 2010, compared to $70.1 million for the same period in 2009, was due to increased vessel improvements and, to a lesser extent, the growth of our owned/controlled fleet.  Our owned/controlled fleet increased to an average of 49 vessels for the nine months ended September 30, 2010 from an average of 47 vessels for the nine months ended September 30, 2009.

General and administrative expense

 General and administrative expense increased $11.5 million for the nine months ended September 30, 2010 as compared to the same period in 2009.  Salaries and other related expense increased by $7.1 million, primarily due to a $5.9 million non-cash compensation expense recorded in the nine months ended September 30, 2010.  During the nine months ended September 30, 2010, $1.1 million of general and administrative expense was incurred by Log-Star.

Net loss on sale of vessel

 On June 29, 2010, the Company signed a Memorandum of Agreement to sell the Savannah Belle.  The cost of vessel and improvements less accumulated depreciation totaled $7.6 million on September 30, 2010.    The sale was completed on July 20, 2010.  Net proceeds from the sale were used to pay down the BOA Revolver.  During the nine months ended September 30, 2010, a $5.2 million charge was recorded as net loss on sale of vessel.

Loss from operations

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Income (loss) from operations	$(10,909)	(3.6)	$(43,458)	(20.0)	$32,549	(74.9)
Other (expenses) and income
Interest expense	(18,191)	(5.8)	(12,840)	(5.9)	(5,351)	41.7
Loss on extinguishment of debt	(200)	(0.1)			(200)
Other income (expense)	81		(42)		123
Net (loss)	(29,219)	(9.5)	(56,340)	(25.9)	27,121	(48.1)

Less: Net (loss) attributable to
noncontrolling interests	(1,343)	(0.4)			(1,343)
Net (loss) attributable to
TBS International plc	$(27,876)	(9.1)	$(56,340)	(25.9)	$28,464

The decrease in loss from operations for the nine months ended September 30, 2010 as compared to the same period for 2009 was mainly attributed to a strengthening of market conditions in the ocean transport industry, which resulted in both higher cargo volumes and freight rates resulting in higher revenues and TCE.  The higher revenue caused operating margin to improve to a negative 3.6% for the nine months ended September 30, 2010 from a negative 20.0% for the same period in 2009.  These favorable trends were partly offset by the consolidation of Log-Star in 2010, which reported a $4.5 million operating loss for the nine months ended September 30, 2010.

Interest expense

    Interest expense increased $5.4 million for the nine months ended September 30, 2010 as compared to the same period in 2009 principally due to interest on borrowings related to two new ships added to the fleet this year, higher bank margins, and the termination of swap contracts.  Our average effective interest rate, including the amortization of finance costs and interest swap related costs, increased to approximately 9.1% for the nine months ended September 30, 2010 as compared to approximately 6.5% for the same period in 2009.  Average bank margins were approximately 5.0% for the nine months ended September 30, 2010 as compared to approximately 3.4% for the same period in 2009.

Loss on Extinguishment of Debt

    The $0.2 million loss on extinguishment of debt in 2010 was due to the write-off of unamortized deferred financing costs for the BOA Revolver made in connection with the final loan amendments and waivers to our credit facilities.

EBITDA

    EBITDA increased by $40.9 million for the nine months ended September 30, 2010 as compared to the same period in 2009.  The table below shows a reconciliation of EBITDA to Net Loss for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
(in thousands)	2010	2009	Increase/ (Decrease)
Net (loss) attributable to TBS International plc	$(27,876)	$(56,340)	$28,464
Net Interest expense	18,376	12,757	5,619
Depreciation and Amortization	76,853	70,069	6,784
EBITDA	$67,353	$26,486	$40,867

Balance Sheet

Fuel and Other Inventories

Fuel and other inventories at September 30, 2010 increased $3.2 million to $18.2 million from the December 31, 2009 balance of $15.0 million, due to a $1.8 million and $1.4 million increase in fuel inventories and lubricating oil inventories, respectively. Changes in fuel quantities resulted principally from the timing of vessel refueling and the number of vessels on time charter.  When a vessel is time chartered out, the fuel on board the vessel is sold to the charterer and later repurchased at a price stipulated in the charter party agreement.  Vessels having fuel included in inventory increased to 36 vessels as of September 30, 2010 as compared to 32 vessels as of December 31, 2009, which resulted in a $1.6 million increase.  There was also an increase of $0.2 million due to higher average fuel prices.  At September 30, 2010, the combined average price for intermediate fuel oil/marine diesel oil increased to $513 per metric ton from a combined average price of $503 per metric ton at December 31, 2009.  The increase of $1.4 million in lubricating oil inventories resulted mainly from higher lubricating oil quantities on board vessels at September 30, 2010.  Lubricating oil quantities will vary based on the timing of deliveries to the vessels.

Charter Hire Receivables

Our gross charter hire receivables balance at September 30, 2010 and December 31, 2009 was $35.5 million and $35.6 million, respectively.  The balance of charter hire receivables will vary from quarter to quarter primarily due to the timing of the commencement of vessel loadings.  We review the outstanding receivables by customer and voyage at the close of each quarter, identifying those receivables that are deemed to be at risk for collection and adjust the allowance for doubtful accounts to an appropriate amount.  At September 30, 2010 and December 31, 2009 our allowance for doubtful accounts totaled $1.5 million and $1.0 million, respectively, resulting in net charter hire receivables of $34.0 million and $34.6 million, respectively.

Other Commitments

    Our contractual obligations as of September 30, 2010 are shown in the following table (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$328,259	$80,858	$132,124	$74,065	$41,212
Estimated variable interest payments (2)	51,971	19,349	22,272	9,493	857
Operating Lease obligations (3)	27,876	9,511	16,287	2,078
Other Purchase obligations (4) (5)	30,500	30,500
Total contractual cash obligations	$438,606	$140,218	$170,683	$85,636	$42,069

(1)
As of September 30, 2010, we had $328.3 million of indebtedness outstanding under loans to our  subsidiaries that we guarantee, $25.8 million under the $40.0 million credit facility with Credit Suisse, $26.1 million under the $75.0 million credit facility with DVB Group Merchant Bank (Asia) Ltd., $12.2 million under the $35.0 million credit facility with AIG Commercial Equipment Finance, $57.0 million under the $142.5 term loan with Bank of America, $72.3 million under the $85.0 million revolving credit facility with Bank of America, $2.5 million under the $12.5 million credit facility with Commerzbank AG, $5.7 million under the $13.0 million credit facility with Berenberg Bank and $126.7 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building program.  The above schedule does not reflect future advances of $20.0 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building.  The long-term portion of the debt obligations on the above table have not been reclassified to current debt, see Footnote 8-Financing-Classification of Debt in the consolidated financial statements.  If the debt obligations of $328.3 million were reclassified to current debt and shown as being due in the less than one year column, “Total Contractual cash obligations” on the above table would have been as follows:  less than one year, $387.6 million; 1-3 years, $16.3 million; 3-5 years, $2.1 million; and more than 5 years, $0.0 million.

(2)
Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding at September 30, 2010 and an annual interest rate of 9.0%, which approximates the average interest rate on all outstanding debt at September 30, 2010.

(3)
Operating lease obligations includes obligations under two seven-year bareboat charters for the Seminole Princess and the Laguna Belle, office leases and three three-year bareboat charters for three Brazilian flagged vessels operated through the Log.Star Navegação S.A joint venture.

(4)
Approximately $20.0 million of the purchase obligation for the new vessels will be funded under the $150.0 million credit facility with The Royal Bank of Scotland for the newbuilding program. Under the RBS loan modification, construction advances are subject to adjustment if the amount scheduled for advance by the lenders exceeds 75% of the value of the vessel, as determined by a valuation of similar size and type vessel and due to be delivered at the same time as the vessel in construction.  We had outstanding purchase obligations to the shipyard at September 30, 2010 on the purchase of the three remaining vessels to be delivered as follows (in thousands):

Owning Subsidiary	Hull Number	Total	Less than 1 year
Longwoods Maritime Corp.	NYHS200723	7,800	7,800
McHenry Maritime Corp.	NYHS200724	7,800	7,800
Sunswyck Maritime Corp.	NYHS200725	14,800	14,800
	Total	$30,400	$30,400

(5)
In connection with the newbuilding program, we entered into a contract for the supervision and inspection of vessels under construction.  As of September 30, 2010, commitments under the contract were $0.1 million due within one year.

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

Our principal sources of funds are operating cash flows and long-term bank borrowings.  Our primary uses of funds are expenditures to operate our fleet of vessels, capital expenditures to maintain the quality of our fleet and keep us in compliance with international shipping standards and regulations, and payments of principal and interest on our outstanding debt.  During the nine months ended September 30, 2010 management continued its efforts to mitigate the effect of the economic decline by extending many of the actions it took at the beginning of the financial crisis in late 2008 and during 2009.  These actions included but were not limited to freezing substantially all salaries at 2008 levels; scaling back our steel renewal and reinforcement during drydockings; suspending the purchase of second-hand bulk carriers and reducing capital expenditures.  Under our accelerated steel renewal and reinforcement program, we renewed and replaced steel that we expected would be required over the next five to ten years.  We believe that the acceleration of steel renewals and replacements during 2008 and prior have helped reduce expenditures on current drydockings and will help reduce future drydocking expenditures.

   Cash flow from our current operations does not cover our debt obligations.  We have made all payments of principal and interest due under our credit facilities during the third quarter of 2010 except for the $9.5 million principal due under the BOA Credit Facility and $1.0 million principal due under the Commerzbank AG Credit Facility.  The Commerzbank AG Credit Facility principal payment was paid on October 1, 2010.  In addition, in October 2010, we did not make the $2.6 million principal payment due under the DVB Group Merchant Bank Credit Facility and the $1.8 million principal due under the AIG Commercial Equipment Finance Inc. Credit Facility.  The failure to make the principal payments on the due dates constituted events of default under the relevant Credit Facilities and cross-defaults under the other debt agreements.  An event of default permits the lenders to take certain actions, including declaring the outstanding principal of the applicable debt to be due and payable immediately, seeking foreclosure upon any collateral securing their respective loan and, in the case of the Royal Bank of Scotland Credit Facility, terminating any remaining lending commitments to the Company.  The occurrence of an event of default under the credit facilities also constituted an event of default under the interest rate swap contracts.

On September 30, 2010, in order to avoid an acceleration of the maturity of outstanding loans, we entered into forbearance agreements with all the requisite lenders under its various credit facilities.  The forbearance agreements expire November 14, 2010.  Pursuant to the forbearance agreements, the lenders agreed not to take any of the foregoing actions before November 15, 2010 in connection with our failure to make principal payments due and payable on such loans.  We are in discussions with our lenders to restructure the repayment terms of certain credit facilities and modify loan covenants.  We cannot give any assurances that we will be successful in restructuring the repayment terms of our credit facilities or modifying the loan covenants.

    The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (in thousands):

	September 30,	December 31,
	2010	2009
Cash and cash equivalents (1)	$15,938	$51,040
Net working capital (deficit) (2)	(297,663)	(285,823)

(1)
At September 30, 2010 and December 31, 2009, cash and cash equivalents exclude $6.6 million and $8.7 million, respectively, in restricted cash, which is to be used as collateral for our share of payments due on the last two vessels under construction which are anticipated to be delivered in 2011.

(2)
The net working capital deficit at September 30, 2010 and December 31, 2009, includes $247.4 million and $277.7 million, respectively, of long-term debt reclassified as current because the debt was deemed callable by the bank, see Note 8 – Financing in the consolidated financial statements.  If long-term debt had not been reclassified there would have been a net working capital deficit of $50.3 million and $8.1 million. at September 30, 2010 and December 31, 2009, respectively.

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities (1)	$49,280	$23,052
Vessel acquisition / Capital improvements costs (2)	(60,263)	(49,453)

(1)	Included in net cash provided by operating activities are $8.4 million and $10.5 million in drydocking expenditures for the nine months ended September 30, 2010 and 2009, respectively.
(2)
Included in vessel acquisitions/capital improvements is $42.6 million and $28.5 million in vessel construction in progress costs for the nine months ended September 30, 2010 and 2009, respectively.  Approximately $25.0 million and $19.2 million for the nine months ended September 30, 2010 and 2009, respectively, were drawn down on RBS Facility, which is funding approximately two thirds of the new vessel construction program costs.

Future Capital Requirements

Our estimated future total cash requirements and the adequacy of available funds will depend primarily on the restructuring of our debt obligations and covenants.  The Company expects that it may not be in compliance with the minimum liquidity requirement to mantain a $15.0 million cash balance within the next twelve months. Other key factors impacting our ability to generate sufficient cash flow to fund all costs and debt obligations are the operational performance of our ships, the ability of the Shipyard to meet the current vessel delivery schedule, the pace and the extent of the world economic recovery and other factors beyond our control, including those disclosed under "Item 1A. Risk Factors."

The Company is in the process of discussing the restructuring of its debt with its lenders. The forbearance agreement, expiring November 14, 2010, prevents the lenders from accelerating the maturity of our outstanding loans in connection with the Company's failure to make principal payments due and payable on such loans prior to November 15, 2010.  During the forbearance period, we expect to have sufficient cash to meet operating, general and administrative costs. Our ability to generate sufficient cash from operations to meet our debt obligations, operating and general and administrative costs beyond the 45-day forbearance agreement period will depend on a workable debt restructuring plan with all of our lenders. The inability to negotiate a workable debt restructuring or to obtain alternative financing will have a materially adverse effect on the Company's future operation.

Revolving Credit Facility

The Bank of America syndicated credit facility ("BOA Credit Facility") provided $129.3 million in borrowing capacity at September 30, 2010, consisting of a $72.3 million five-year revolving credit facility ("BOA Revolver") and a term loan ("BOA Term Loan") with a current remaining balance of $57.0 million.  The borrowing limit of the BOA Revolver is subject to a borrowing base calculated on the value of the vessels, as determined by an independent appraiser.  The full proceeds of any future sale or insurance or other compensation received or required to be maintained in connection with a total loss of a vessel collateralizing the BOA Credit Facility or any disposition of any asset owned by a BOA Credit Facility borrowing subsidiary is required to be applied toward the prepayment of the BOA Revolver.  The amount available under the BOA Revolver, which expires March 2012, is reduced by any prepayments made.

Credit Facilities

In May 2010, the amended credit agreements set new financial covenant levels, eliminated the minimum consolidated tangible net worth requirement, increased bank margins and redefined the computation of EBITDA.  Bank EBITDA, as defined, excludes additional items such as goodwill or vessel impairment charges incurred through December 31, 2011, costs incurred in connection with the redomiciliation of TBSI for up to $3.0 million, non-cash stock compensation to employees of up to $10.0 million in both 2010 and 2011 and any gain or loss on the sale or other disposition of a vessel.

Our various debt agreements contain both financial and non-financial covenants, and include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, dispose of assets, or change the nature of our business.  The Company is required to comply with maritime laws and regulations, maintain vessels consistent with first-class vessel ownership and management practice, keep appropriate accounting records and maintain specified levels of insurance.  Covenants for all our loan agreements with the exception of the Joh. Berenberg, Gossler & Co. KG Bank credit facility require that the Company maintain a minimum consolidated fixed charge ratio, a maximum restricted consolidated leverage ratio and maintain minimum month-end cash and cash equivalent balances.  The more restrictive credit agreements also restrict the amount of leverage, investment and capital expenditures that may be made without consent of the lender.  The table below sets forth a summary of the financial covenants in place as of September 30, 2010:

    The following table sets forth as of September 30, 2010, a summary of the financial covenants in place including the waived covenants and the actual amounts and ratios of each financial covenant requirement:

Covenant	Required	Actual
Minimum Cash Liquidity	Qualified cash of $15.0 million, which is defined in the agreement as cash and cash equivalents.	$15.9 million
Minimum Consolidated Interest Charge Coverage Ratio
 Not less than a ratio of 3.75 to 1.00 at September 30, 2010 of consolidated EBITDA for the four previous quarters to consolidated interest expense for the same period.  Not measured after September 30, 2010.
4.26 to 1.00

Maximum Consolidated Leverage Ratio
Not more than a ratio of 3.75 to 1.00 at September 30, 2010, 3.00 to 1.00 at December 31, 2010 and March 31, 2011, 2.75 to 1.00 at June 30, 2011 and 2.50 to 1.00 at September 30, 2011 and thereafter, of consolidated funded indebtedness, as defined in the loan agreements, at the end of a quarter to consolidated EBITDA for the four previous quarters.
3.31 to 1.00

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

Covenant waived until December 31, 2010

As of September 30, 2010 the Company met its minimum cash liquidity, minimum consolidated interest charge coverage ratio and maximum consolidated leverage ratio requirements.  The minimum consolidated fixed charge coverage ratio was waived for June 30, 2010 and September 30, 2010.  The amended BOA Credit Facility requires that we obtain quarterly third-party valuations of the vessels collateralizing the credit facility.

Credit Facility Terms

The amendment of the loan agreements resulted in higher rate margins as summarized in the table below:

Lender	Base and Margin Rate at September 30, 2010
Bank of America Credit Facility	LIBOR plus: 5.75% through December 31, 2010; 6.25% through June 30, 2011; 6.75% through December 31, 2011 and 7.25% to maturity.

The Royal Bank of Scotland Credit Facility	LIBOR plus 5.00%

DVB Group Merchant Bank Credit Facility	LIBOR plus: 5.75% through December 31, 2010; 6.25% through June 30, 2011; 6.75% through December 31, 2011 and 7.25% to maturity.

Credit Suisse Credit Facility	LIBOR plus 3.25%

AIG Commercial Equipment Finance Inc. Credit Facility	LIBOR plus 5.00% With an Interest Rate Floor of 10%

Commerzbank AG Credit Facility	LIBOR plus 4.00%

Joh. Berenberg, Gossler & Co. KG Credit Facility	LIBOR plus 5.00%

As a result of the failure to make principal payments when due, the Company is required to pay an additional interest equal to 2% on the loans while the loans are in default.
We incurred $4.1 million in financing costs in connection with the January 2010 waiver extensions and the May 2010 amendments.  These costs are being amortized over the remaining terms of the respective credit facilities.

Our ability to fund operating expenses and capital expenditures and our ability to make scheduled payments of interest and to satisfy any other present or future debt obligations will depend on future operating performance, prevailing economic conditions and financial and other factors beyond our control, including those disclosed below and under "Item 1A. Risk Factors."

Below is a summary of investing and financing activities for the nine months ended September 30, 2010 and 2009:

Financing Activities for Nine Months Ended September 30, 2010

•	We made $47.9 million in scheduled debt principal payments;
•
We borrowed an additional $25.0 million under our credit facility with RBS to fund the construction payments due on our new multipurpose vessels.  At September 30, 2010, we had total borrowings outstanding under the facility of $126.7 million with $20.0 million available under the credit facility;

•	We paid $4.1 million of deferred financing and leasing costs associated with obtaining loan covenant waivers; and
•	In June 2010, we terminated two deferred starting interest rate swap contracts and changed the expiration date of a third interest rate swap contract for $3.0 million.

Investing Activities for Nine Months Ended September 30, 2010

 Using capital from operations and borrowings, we made the following acquisitions and capital improvements:

Nine Months Ended
September 30, 2010
(in millions)
Vessels purchased	$80.3
Construction in progress	42.6
Vessels improvements and other equipment	17.3
Amount reclassed from construction in progress to vessels	(80.3)
Other fixed asset additions	0.4
Total Vessel acquisitions / capital improvement	$60.3

•
In connection with our vessel construction program we made payments to the shipyard and incurred capitalized costs totaling $42.6 million during the nine months ended September 30, 2010.  The Dakota Princess was delivered at the end of March 2010 and the Montauk Maiden was delivered at the beginning of September 2010. The three remaining vessels are tentatively scheduled to be delivered in each of the first three quarters in 2011.  The project is being funded by the RBS Facility and operating cash flows.

•
We spent $17.3 million for vessel improvements and vessel equipment.  Vessel improvements and other equipment include steel renewal and replacement, major overhauls, new equipment, and takeover costs, including the cost of first drydocking after acquisition and leasehold improvements to the three Brazilian flagged vessels.

For the nine months ended September 30, 2010, $2.5 million was paid to the shipyard from restricted cash.  The RBS Facility, as amended, required that we deposit with the bank a portion of installment payments, which are due to the shipyard and not funded by the credit facility.  We deposited $0.4 million to collateralize a Letter of Credit.

 In January 2010, the Company entered into a joint venture agreement to form Log.Star Navegação S.A., ("Log-Star").  The Company acquired a 70% economic interest in Log-Star for $4.2 million while Logística Intermodal S.A., an unrelated corporation, purchased a 30% noncontrolling interest for $1.8 million.  Log-Star is engaged in the transport of cargo in the Brazilian coastal cabotage trade as well as in the Amazon River.

    Financing Activities for Nine Months Ended September 30, 2009

•	We made scheduled debt repayments totaling $7.5 million;
•
We prepaid principal payments in the amount of  $53.5 million, consisting of $3.0 million to Credit Suisse, $19.6 million to DVB, $19.0 million to Bank of America, $7.9 million to AIG, $2.0 million to Commerzbank, $0.4 million to The Royal Bank of Scotland and $1.6 million to Berenberg Bank;

•
We borrowed an additional $19.2 million under our $150.0 million credit facility with The Royal Bank of Scotland to fund the construction payments due on the building of six new multipurpose vessels with retractable tweendecks.  At September 30, 2009 we had $55.8 million remaining available under the credit facility, and we had total borrowings under the facility of $93.8 million;

•	We paid $3.4 million of deferred financing and leasing costs associated with obtaining loan covenant waivers.

    Investing Activities For Nine Months Ended September 30, 2009

Using capital from operations and borrowings, we made the following acquisitions and capital improvements:

Nine Months Ended
September 30, 2009
(in millions)
Vessels	$39.6
Construction in progress	28.5
Vessels improvements and other equipment	19.1
Amount reclassed from construction in progress to vessels	(39.6)
Other fixed asset additions	1.8
Total Vessel acquisitions / capital improvement	$49.4

•
In connection with our construction program to build six newly designed multipurpose vessels with retractable tweendecks, we made payments to the ship building yard and incurred capitalized costs totaling $28.5 million.  These ships were designed by a TBS team drawn from all phases of our operation specifically to optimize our efficient cargo transportation in our trade lanes, support the requirements of our loyal customer base and enhance the growth of our business.  One vessel, the Rockaway Belle, was delivered in the third quarter of 2009, three vessels are scheduled to be delivered in 2010, and the remaining two vessels are scheduled for delivery during 2011.   The project is being funded from our $150.0 million credit facility with The Royal Bank of Scotland and operating cash flow.

•
In connection with the March amendment to The Royal Bank of Scotland Credit Facility, we were required to deposit $20.0 million with The Royal Bank of Scotland after the signing of the loan modification to be used to pay our portion of the 2009 installment payments that are not funded by The Royal Bank of Scotland new building credit facility.  The restricted cash balance decreases as payments are made to the shipyard in 2009.  For the nine months ended September 30, 2009, payments of approximately $7.3 million were made to the shipyard from the $20.0 million of restricted cash.

•
We spent $19.1 million for vessel improvements and vessel equipment.  Vessel improvements and other equipment include steel renewal and replacement, major overhauls, new equipment, and takeover costs, including the cost of first drydocking after acquisition.

    Dividend Policy

As of September 30, 2010, we have never declared or paid dividends on our ordinary shares. Provisions of our debt instruments and related loan agreements for our syndicated credit facilities allow the subsidiaries borrowing under the credit facilities to pay dividends to us but restrict us from declaring or making dividends or other distributions that would result in a default of the credit facility or exceed 50% or our prior year’s consolidated net income. These restrictions may restrict our ability to pay dividends on our ordinary shares. Future dividends, if any, on our ordinary shares will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with Irish law.

Under Irish law, TBSI must have “distributable reserves” in its unconsolidated balance sheet prepared in accordance with the Irish Companies Acts to enable it to pay cash dividends and buy back shares in the future.  Our shareholders passed a resolution that created “distributable reserves” in accordance with Irish law.

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

While the U.S.-Ireland Double Tax Treaty contains provisions regarding withholding tax, due to the wide scope of the exemptions from dividend withholding tax available under Irish domestic law, in general it would be unnecessary for a U.S. resident shareholder to rely on the treaty provisions.

    Summary of Critical Accounting Policies

The discussion and analysis of our results of operations, financial condition, and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may materially differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties and could result in materially different results under different assumptions and conditions.  We believe that there have been no material changes in our critical accounting policies from those disclosed in our 2009 Form 10-K filed with the Securities and Exchange Commission on March 16, 2010.

    New Accounting Pronouncements

    Adopted

 In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to FASB ASC Topic 820 — Fair Value Measurements and Disclosures, regarding the accounting for fair value measurements and disclosures. This amendment provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3 details.  This amendment was effective with the March 31, 2010 reporting period, with an exception for the gross presentation of Level 3 roll forward information, which is required for the 2011 interim and annual reporting periods.  Adoption of the amendments in 2010 did not have an effect on the Company’s financial statements disclosures and adoption of the amendment that is effective for the 2011 reporting periods is not expected to have an effect.

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

    At September 30, 2010, we had $328.3 million of floating debt outstanding.  In order to hedge our interest rate risk, we entered into interest rate swap contracts that hedged approximately 43.7% of our outstanding debt at September 30, 2010. We had interest rate swap contracts to pay an average fixed rate of 3.89% before loan margin and receive a floating rate of interest on the notional amount of $143.6 million. In June 2010, we terminated two deferred starting interest rate swap contracts and changed the expiration date of a third interest rate swap contract.  At September 30, 2010, the fair value of interest rate swap agreements was a $10.2 million liability.  Interest loan margins over LIBOR at September 30, 2010, after the changes made in connection with the loan modifications during the second quarter of 2010, were 5.75% on $155.3 million of debt; 5.00%, on $144.6 million of debt; 4.00% on $2.5 million of debt; and 3.25% on $25.8 million of debt.

As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have increased our net loss for the three and nine months ended September 30, 2010 by approximately $0.5 million and $0.9 million, respectively, based on our unhedged debt $184.7 million at September 30, 2010.

    Foreign Exchange Rate Risk:

We consider the U.S. dollar to be the functional currency for all of our entities.  Our financial results are affected by changes in foreign exchange rates.  Changes in foreign exchange rates could adversely affect our earnings.  For the nine months ended September 30, 2010 gains and losses resulting from foreign currency transactions were not significant.  We generate all of our revenues in U.S. dollars, but incur approximately 8.6% of our operating expenses in currencies other than U.S. dollars.  For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction.  At September 30, 2010, approximately 7.1% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

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

 PART II

Item 1. Legal Proceedings

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business.  While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company.  During the three months ended September 30, 2010, there have been no material changes to legal proceedings from those considered in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

    Risk Factors Related to Our Financings

We may not be able to obtain a restructuring of the repayment terms under our credit facilities, modifications of the covenants under such facilities or waivers of the defaults under such facilities.

During third quarter of 2010, we failed to make a payment of $9.5 million principal due under the BOA Credit Facility and. $1.0 million principal due under the Commerzbank AG Credit Facility.  The Commerzbank AG Credit Facility principal payment was paid on October 1, 2010.  In addition, in October 2010, the Company did not make the $2.6 million principal payment due under the DVB Group Merchant Bank Credit Facility and the $1.8 million principal due under the AIG Commercial Equipment Finance Inc. Credit Facility.  The failure to make the BOA Credit Facility payment on the due date constituted an event of default under the BOA Credit Facility and cross-defaults under our other debt agreements.  An event of default permits the lenders to take certain actions, including declaring the outstanding principal of the applicable debt to be due and payable immediately, seek foreclosure upon any collateral securing their respective loan and, in the case of the RBS Facility, terminate any remaining commitments to lend to us.  The occurrence of an event of default under the credit facilities also constituted an event of default under the interest swap contracts.

On September 30, 2010, in order to avoid an acceleration of the maturity of our outstanding loans, we entered into forbearance agreements with the requisite lenders under our various financing facilities, expiring November 14, 2010.  Pursuant to the forbearance agreements, the lenders agreed not to take any of the foregoing actions before November 15, 2010 in connection with the Company's failure to make any principal payments on such loans that were or are due and payable prior to November 15, 2010.  We are in discussions with our lenders to restructure the repayment terms of certain credit facilities and modify loan covenants.

If we are unable to restructure the repayments terms, modify the loan covenants and obtain waivers of the defaults, our lenders and counterparties could elect to declare our debts, together with accrued interest and other fees, immediately due and payable and proceed against the collateral securing such debt.  We cannot assure you that we will obtain the necessary restructuring, modifications and waivers, and any inability to do so would have a material adverse effect on our financial condition.

We may forfeit our rights in our vessels and their charters because of defaults on our loan agreements.

 We have pledged all of our vessels as security to the lenders under our loan agreements.  Because we have defaulted on the loan agreements, our lenders may foreclose on the mortgages over the vessels once the forbearance agreements expire on November 14, 2010, unless such defaults are waived or modified.  As a result, we could lose our rights in the vessels and their charters, which would materially and adversely affect our business, financial position and cash flows.

Risk Factors Related to Our Business

We may not be reimbursed or compensated for certain expenditures made in connection with Log-Star.

We have incurred significant expenses and advanced funds in connection with our joint venture, Log-Star.  We believe that we have a right to be compensated for a significant portion of these amounts.  However, it is unclear how or whether we will be reimbursed or compensated for these amounts.  If we are not fully reimbursed or compensated, our earnings and net assets may be adversely affected.  In addition, the failure to be reimbursed or compensated could cause us to fail to meet certain covenants and could result in events of defaults under our credit facilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    In the third quarter of 2010, the Company did not make the $9.5 million principal payment due under the BOA Credit Facility or $1.0 million principal payment due under the Commerzbank AG Credit Facility.  The Commerzbank AG Credit Facility principal payment was paid on October 1, 2010.  In addition, in October 2010, the Company did not make the $2.6 million principal payment due under the DVB Group Merchant Bank Credit Facility and the $1.8 million principal due under the AIG Commercial Equipment Finance Inc. Credit Facility.  The failure to make the BOA Credit Facility principal payment on the due date constituted an event of default under the relevant credit facilities, as well as cross-defaults under the other debt agreements and the interest swap contracts.

    The failure to make the BOA Credit Facility principal payment on the due date constituted an event of default under the Credit Facility and cross-defaults under the other debt agreements.  An event of default permits the lenders to take certain actions, including declaring the outstanding principal of the applicable debt to be due and payable immediately, seek foreclosure upon any collateral securing their respective loan and in the case of the Royal Bank of Scotland Credit Facility terminate any remaining commitments to lend to the Company. The occurrence of an event of default under the credit facilities also constituted an event of default under the interest swap contracts.

    On September 30, 2010, in order to avoid an acceleration of the maturity of outstanding loans, the Company entered into forbearance agreements with all the requisite lenders under its various credit facilities and swap counterparties, expiring November 14, 2010.  Pursuant to the forbearance agreements, The Royal Bank of Scotland waived the cross-default and the other lenders agreed not to take any of the foregoing actions before November 15, 2010, in connection with the Company's failure to make principal payments due and payable on such loans prior to November 15, 2010.

    The following table sets forth, as of November 9, 2010, the agreements for which an event of default has occurred and the aggregate payments due and payable that the Company has not paid (in thousands):

Agreement	Principal Amount	Due and Unpaid

Bank of America - term credit facility	$57,000	$9,500
Bank of America - revolving credit facility	72,257
DVB Group Merchant bank (Asia) ltd credit facility	26,080	2,608
Credit Suisse credit facility	25,815
AIG Commercial Equipment Finance, Inc. credit facility	12,250	1,750
Commerzbank AG credit facility	2,500
Berenberg Bank credit facility	5,687
Total	$201,589	$13,858

Agreement	Swap Liability at September 30, 2010	Due and Unpaid

Bank of America	$1,024	$
DVB Credity facility
DVB	372
BOI	223
Natixis	222
Credit Suisse	1,422
Total	$3,263	$

Item 4. (Removed and Reserved)

Item 5. Other Information

    None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of TBS International plc		S-8 POS	333-137517	4.2	1/19/2010

3.2	Amended and Restated Memorandum of Association of TBS International plc		8-K 12B	001-34599	3.1	1/8/2010

10.1
Forbearance Agreement with respect to the Amended and Restated Credit Agreement, dated as of March 26, 2008, as amended, among Albemarle Maritime Corp. and each of the other entities identified on the signature pages thereof as Borrowers, TBS International plc and TBS International Limited, as guarantors, TBS Shipping Services Inc., as Administrative Borrower, each of the financial institutions party thereto as lenders, Bank of America, N.A., as Administrative Agent, Citibank, N.A. and DVB Group Merchant Bank (Asia) Ltd., as co-Syndication Agents, TD Banknorth, N.A., as Documentation Agent and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.
			8-K	001-34599	10.1	10/1/2010

10.2
Letter Agreement with respect to Loan Agreement dated 29 March 2007, as amended by a side letter dated 24 July 2007, a supplemental letter agreement dated 26 March 2008, a supplemental agreement dated 27 March 2009, a side letter dated 27 May 2009, a side letter dated 3 September 2009, a side letter dated 31 December 2009, a supplemental agreement dated 7 January 2010, a side letter dated 28 February 2010, a side letter dated 31 March 2010, an amending and restating agreement dated 6 May 2010 and a supplemental letter agreement dated 16 August 2010, each made between Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp. and Sunswyck Maritime Corp., as joint and several Borrowers, the banks and financial institutions listed therein as Lenders, the Royal Bank of Scotland plc, as Mandated Lead Arranger, and the Royal Bank of Scotland plc, as Bookrunner, Agent, Security Trustee and Swap Bank.
			8-K	001-34599	10.2	10/1/2010

10.3	Letter Agreement with respect to Facility Agreement dated 29 March 2007, as amended from time to time, and made between Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp. and Sunswyck Maritime Corp. as joint and several Obligors, The Royal Bank of Scotland plc, as Issuer relating to a guarantee facility.		8-K	001-34599	10.3	10/1/2010

10.4	Letter Agreement with respect to the Loan Agreement dated as of January 16, 2008 (as amended) among, inter alia, the parties named therein as Borrowers, the parties named therein as Guarantors, the banks and financial institutions named therein as Lenders, the banks and financial institutions named therein as Swap Banks, and DVB Group Merchant Bank (Asia) Ltd. as Facility Agent and Security Trustee.		8-K	001-34599	10.4	10/1/2010

10.5	Letter Agreement with respect to Specified Events of Default under that certain Loan Agreement dated February 29, 2008 by and among AIG Commercial Equipment Finance, Inc., Amoros Maritime Corp., Lancaster Maritime Corp., Chatham Maritime Corp. and the guarantors party thereto, as amended.		8-K	001-34599	10.5	10/1/2010

10.6	Forbearance of Events of Default under Credit Suisse AG Facility and the Master Agreement dated December 7, 2007.		8-K	001-34599	10.6	10/1/2010

10.7	Letter Agreement with respect to Events of Default under Loan Agreement between Grainger Maritime Corp. and Joh. Berenberg, Gossler & Co. KG and Facility dated as of June 19, 2008.		8-K	001-34599	10.7	10/1/2010

10.8	Forbearance and Waiver of Events of Default with respect to Loan Agreement dated 28 May 2008 made between Dyker Maritime Corp., as Borrower, and Commerzbank AG, as Lender.		8-K	001-34599	10.8	10/1/2010

10.9	Letter Agreement with respect to Bareboat Charter Party dated as of January 24, 2007 (as amended and supplemented) among Adirondack Shipping LLC, as Owner, Fairfax Shipping Corp., as Charterer, and the Guarantors named therein.		8-K	001-34599	10.9	10/1/2010

10.10	Letter Agreement with respect to Bareboat Charter Party dated as of January 24, 2007 (as amended and supplemented) among Rushmore Shipping LLC, as Owner, Beekman Shipping Corp., as Charterer, and the Guarantors named therein.		8-K	001-34599	10.10	10/1/2010

10.11
Forbearance Agreement with respect to (a) certain extensions of credit made pursuant to the Amended and Restated Credit Agreement, dated as of March 26, 2008 (as amended), among Albemarle Maritime Corp. and each of the other entities identified on the signature pages thereof as Borrowers, TBS International plc and TBS International Limited, as guarantors, TBS Shipping Services Inc., as Administrative Borrower, each of the financial institutions party thereto as lenders, Bank of America, N.A., as Administrative Agent, Citibank, N.A. and DVB Group Merchant Bank (Asia) Ltd., as co-Syndication Agents, TD Banknorth, N.A., as Documentation Agent and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager and (b) certain interest rate swap transactions entered into in connection with and pursuant to that certain Master Agreement dated as of June 28, 2005 among the Borrowers, TBS International Limited and Bank of America, N.A.
			8-K	001-34599	10.11	10/1/2010

10.12	Letter Agreement with respect to ISDA Master Agreement dated as of 29 March 2009, as amended, made between Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp. and Sunswyck Maritime Corp., acting jointly and severally, and The Royal Bank of Scotland plc.		8-K	001-34599	10.12	10/1/2010

10.13	Form of Restricted Share Award Agreement under the TBS International plc Amended and Restated 2010 Equity Incentive Plan *	X			10.1

10.14	Form of Bonus Share Award Agreement under the TBS International plc Amended and Restated 2010 Equity Incentive Plan *	X			10.2

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X			31.1

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X			31.2

31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X			31.3

32	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(a)	X			32

(a)
Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” the Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, as amended, except to the extent that the registrant specifically incorporates it by reference.

* Management contract or compensatory plan.

TBS INTERNATIONAL PLC & SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November 2010.

TBS INTERNATIONAL PLC
(Registrant)

By:	/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer

By:	/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Senior Executive Vice President, Chief Financial Officer

By:	/s/ Frank Pittella
Frank Pittella Chief Accounting Officer