Form 10-K
period 2010-12-31
TBS International plc
filed 2011-03-16
CIK 1479920

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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
Block A1 Vision Consulting East Point Business Park Fairview Dublin 3 Ireland
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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates was $101.6 million on June 30, 2010, based upon the last reported sales price of such stock on the NASDAQ Global Select Market on that date.

As of March 15, 2011, the registrant had outstanding 18,037,011 Class A ordinary shares, par value $0.01 per share, 13,200,305 Class B ordinary shares, par value $0.01 per share, and 30,000 Series B preference shares, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2011 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended December 31, 2010, are incorporated in Part III to the extent described herein.

TBS International plc
2010 FORM 10-K

As used in this Annual Report on Form 10-K, the terms "we," "our," "us," "TBS" and "the Company" refer to TBS International plc, as successor to TBS International Limited, and its consolidated subsidiaries.  We use the terms "International," and "TBSI" when we wish to refer only to TBS International plc, the holding company that is the issuer of our ordinary shares and TBS International Limited, the former holding company and issuer of our ordinary shares.

Forward-Looking Statements

Our filings with the Securities and Exchange Commission or the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2010, our Annual Report to Shareholders, any quarterly report on Form 10-Q or any current report on Form 8-K (along with any exhibits or amendments to such reports), our press releases, and any other written or oral statements made by or on our behalf, may include or incorporate by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect current expectations of our management and are based on our management's beliefs and assumptions, and on information currently available to our management.

Forward-looking statements may include, among other things, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, the effects of future regulation and competition.  Forward looking statements include all statements that are not statements as to historical facts and generally can be identified as forward looking statements because they use words such as: "anticipates," "believes," "estimates," "expects," "future," "intends," "plans," "targets," "projects," "seeks", "will," "should," "likely" and similar expressions. These statements appear throughout this Annual Report on Form 10-K.

Forward looking statements involve risks, uncertainties and assumptions.  Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  Actual results may differ materially from those expressed, implied or projected in or by these forward-looking statements due to a number of uncertainties and risks, including those set forth in this report under "Item 1A - Risk Factors", and elsewhere incorporated by reference herein, and unforeseen risks, and other factors including but not limited to those set forth below:

•	the effects of severe and rapid declines in industry conditions that have required the Company to restructure its outstanding indebtedness;
•	the Company's ability to manage and repay its substantial indebtedness;
•	the Company's ability to maintain financial ratios and comply with the financial covenants in its credit facilities;
•	the Company's ability to effectively operate its business and manage its growth while complying with operating covenants in its credit facilities;
•	the Company's ability to generate the significant amounts of cash necessary to service its debt obligations;
•	very high volatility in the Company's revenues and costs, including volatility caused by increasing oil prices;
•	excess supplies of dry bulk vessels in all classes and resulting heavy pressure on freight rates;
•	adverse weather conditions that may significantly decrease the volume of many dry bulk cargoes;
•	the stability and continued growth of the Asian and Latin American economies and rising inflation in China;
•	the Company's vessels exceeding their economic useful life and the risks associated with operating older vessels;
•	the Company's ability to grow its vessel fleet and effectively manage its growth;
•	impairments of the Company's long lived assets or goodwill;
•	compliance with environmental laws and regulations and the implementation of new environmental laws and regulations;
•	other factors that are described in the "Risk Factors" sections of the Company's reports filed with the Securities and Exchange Commission.

    You should not rely on any forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required under applicable law.

PART I

Item 1.  Business.

A.  Overview

We are an ocean transportation services company, originating in 1993, that provides worldwide shipping solutions to a diverse client base of industrial shippers.  We operate liner, parcel and bulk services supported by a fleet of multipurpose tweendeckers and handysize/handymax bulk carriers.  The flexibility of our fleet allows us to carry a wide range of cargo, including industrial goods, project cargo, steel products, metal concentrates, fertilizer, salt, sugar, grain, aggregates and general cargo, that cannot be carried efficiently by container or large dry bulk carriers.  Over the past 15 years, we have developed our business model around key trade routes between Latin America and Japan, South Korea, and China, as well as ports in North America, Africa, the Caribbean, and the Middle East.  We differentiate ourselves from our competitors by offering our Five Star Service: ocean transportation, projects, operations, port services, and strategic planning.

In December 2009, shareholders voted in favor of a reorganization proposal pursuant to which TBS International Ltd. common shares were cancelled and holders of such shares received ordinary shares of TBS International plc, an Irish company, on a one-to-one basis.  The reorganization transaction was completed on January 6, 2010, at which time TBS International plc replaced TBS International Ltd. as the ultimate parent company for our operations.  Shares of TBS International plc began trading on the NASDAQ Global Select Market on January 7, 2010 under the symbol "TBSI," the same symbol under which TBS International Ltd. shares were previously traded.

As of December 31, 2010, our controlled fleet totaled 49 vessels, including 47 ships that we own and two that we charter-in with an option to purchase.  In addition to the 49 vessels, we have chartered-in three ships through our consolidated joint venture in Brazil, Log-Star, for three years; as of December 31, 2010, one of these vessels has been in drydock since the time it was delivered to Log-Star in January 2010.

In March 2007, we entered into a contract for six multipurpose vessels with retractable tweendecks.  The first vessel, the Rockaway Belle, was delivered in September 2009, and the second and third vessels, the Dakota Princess and the Montauk Maiden, were delivered in March 2010 and September 2010, respectively.  The Omaha Belle and the Comanche Maiden were delivered on January 5, 2011 and February 22, 2011, respectively, while the Maya Princess is scheduled for delivery in the second quarter of 2011.  On July 20, 2010, the Company sold the Savannah Belle.

Certain financial data, at and for the years ended December 31, 2010, 2009, and 2008 (in millions except for Number of Voyages) are as set forth in the following table:

Year ended December 31,	Total Assets	Total Revenue	Net Income/ (Loss)	Total revenue tons (RT) carried	Number of Voyages

2010	$686.3	$411.8	$(245.3)	10.3 RT	476

2009	$953.6	$302.5	$(67.0)	8.8 RT	424

2008	$1,041.7	$611.6	$191.8	9.3 RT	380

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

As part of our comprehensive transportation service offering, we provide portside operations, related support services and solutions for challenging cargoes.  To provide these services, we employ a professional staff of approximately 170 employees at December 31, 2010, with extensive experience and diverse backgrounds.  In addition, our affiliate, TBS Commercial Group Ltd., has fully-staffed agencies and representative offices on five continents, with local teams of commercial agents and port captains who meet regularly with customers to tailor solutions to their logistics needs.  We believe this full-service approach to shipping provides a superior level of service that has resulted in the development of long-term relationships with our customers.

Our customers rely on our regular service as an integral part of their supply chain, and many of these relationships have been established for over 15 years.  We serve approximately 300 customers in more than 20 countries.  We have developed long-term relationships with established and well-respected industrial shippers in diverse markets including mining, steel manufacturing, trading, heavy industry, industrial equipment and construction.  We believe our business model allows us to respond rapidly to our customers’ changing demands and short delivery windows, increasing the value of our services to them as we enable them to schedule production and distribution.

Shipping freight rates remained flat during 2010 showing slight gains during the first half of 2010 but giving up most of the gains during the second half.  Rates continued declining in early 2011.  Our management believes that there are many reasons for this decline, including the large amount of additional tonnage from recent newbuilds in all vessel sizes as well as natural occurrences that significantly depressed the amount of available cargoes, such as the harsh summer in the grain growing regions of Russia and Ukraine and the recent devastating floods in Australia and Brazil.

Our Competitive Strengths

Trade Routes and Ports of Call

We provide ocean transportation services over five routes, focusing primarily on Asia and Latin America, with additional operations in North America, the Middle East, and Africa.  We began operations in 1993, sailing between East Asia and the West Coast of South America.  In 1995, we expanded our routes by adding sailings between the East and West Coasts of South America.  In 2002, we began offering cargo service between North America and the East and West Coasts of South America and expanded our routes by offering service from Brazil to West Africa and within the Middle East.  We continued to expand our service in the Middle East and North Africa during 2005 and 2006.

During 2010 we operated our vessels in five liner, parcel and bulk services.  We have taken a conservative approach to building our service network.  The initial sailings on each route are typically based on the requirements of a major customer.  After regular sailings are established, we notify other potential customers of the service so their cargoes may be transported as well.  As demand increases, we evaluate committing additional resources to serve the route, either by purchasing or chartering-in additional vessels. We plan the loading and stowage of cargo on each sailing to maximize our ability to add cargo as vessels call in selected ports to discharge cargo, increasing our utilization rate and maximizing revenue per sailing.  A summary of our services and routes operated during 2010 is as follows:

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

•
Steel products include specialty and carbon steel coils, steel pipe and structural steel used in infrastructure development, construction, oil and gas transmission, and automotive and appliance manufacturing industries.

•	Fertilizers include ammonium sulfate shipped in bulk for use in commercial agriculture.
•
Metal concentrates include copper, zinc, silver, and other metals generally shipped in small break-bulk lots from 1,000 to 10,000 metric ton parcels that are processed at their destinations by smelters into purer forms.

•	General and project cargoes include industrial machinery, spare parts, oil well supplies, trailers, industrial tanks and other commercial goods used in industrial applications.

     In addition to our liner, parcel, and bulk services on the trade routes described above, we time charter-out vessels on an individual customer basis through TBS Ocean Carriers.  However, any of our services may time charter-out a vessel to meet our customers' needs.  Generally, we time charter-out vessels on a short-term basis to customers seeking vessel tonnage and to reposition a vessel.

A time charter is a contractual arrangement under which a shipowner is paid for the use of a vessel at a daily rate for a fixed period of time.  The shipowner is responsible for providing the crew and paying vessel operating expenses while the charterer is responsible for paying the voyage expenses.  At December 31, 2010, 17 vessels of our controlled and owned fleet were time chartered-out with an average remaining duration of 25 days.

    The following table shows the annual number of time charters-out, related duration and gross charter revenue since 2006:

Year	Number of Charters	Duration (Days)	Gross Revenue (in thousands)
2010	136	5,818	$105,824
2009	132	4,733	51,201
2008	74	3,004	83,883
2007	67	3,659	88,365
2006	57	4,301	63,114

B.  Our Business Strategy

Our business strategy consists of providing reliable transportation services to leading industrial shippers over key ocean trade routes.  The key elements of our business strategy are:

Focus on Increasing Cargo Volumes on Our Key Routes.  We intend to increase cargo volumes on our key Pacific and Latin American trade routes, as well as our third sailing from China and Korea which carries steel parcels to Mexico and Central and South America.  By adding vessels and sailings to the markets we already serve, we believe we will be able to provide more regular service to our clients, which we expect will allow us to capture a larger share of their shipping needs, and win new clients.

Develop New Trade Routes.  We intend to continue developing new trade routes, such as adding sailings from Asia to Africa.  Our agents and port captains work closely with our clients, as well as potential clients, to identify additional services that we can provide.  We target routes that share the characteristics of our established routes and appear suited to our fleet and our full service approach.  When developing new trade routes, we utilize a combination of owned and chartered-in vessels.

Expand Our Fleet of Focused Vessel Types.  We have been expanding our fleet of multipurpose retractable tweendeckers through our newbuilding program.  In 2007, we contracted a Chinese shipyard to build six newly designed vessels named the "Roymar Class".  These 34,000 dwt vessels are a larger vessel class and their addition to our fleet will be a significant milestone in the implementation of our business plan to modernize and expand our fleet.  While we remain committed to expanding our fleet, pending a significant change in global economic conditions, we are temporarily suspending any further acquisitions of secondhand vessels.  Our current business strategy includes growing through chartering-in vessels as needed.

In September 2009, we took delivery of the first of six newbuildings, the Rockaway Belle.  Two vessels, the Dakota Princess and the Montauk Maiden, were delivered in March 2010 and September 2010 respectively.  We took delivery of two more vessels in 2011, the Omaha Belle and the Comanche Maiden in January 2011 and February 2011, respectively.  The remaining vessel, the Maya Princess, is tentatively scheduled to be delivered in the second quarter of 2011.

C.  Fleet Overview

Our current controlled fleet consists of a total of 49 vessels, aggregating approximately 1.5 million dwt.  The fleet consists of 27 multipurpose tweendeckers (8,000–34,000 dwt) and 22 dry bulk carriers, including 18 Handymax (35,000–46,000 dwt) and four Handysize (24,000–29,000 dwt) vessels.  All vessels are dual flagged in either Panama or Liberia and the Philippines.  We placed the first of six newbuild 34,000 dwt multipurpose tweendeckers into operation in late 2009.  In 2010, we placed two additional vessels into operation, and recently took delivery of two more vessels in the first quarter of 2011.  We expect to take delivery of the sixth and last vessel in the second quarter of 2011.

The following table provides information regarding the 49 vessels in our controlled fleet at December 31, 2010, which excludes vessels chartered-in under short-term charter and three vessels that are bareboat chartered in by Log-Star, our joint venture.
			Deadweight
Vessel Name	Vessel Type	Year Built	Weight Tons
Zia Belle	Multipurpose Tweendecker	1997	8,492
Tamoyo Maiden	Multipurpose Tweendecker	1986	17,235
Ainu Princess	Multipurpose Tweendecker	1987	17,324
Siboney Belle	Multipurpose Tweendecker	1987	17,324
Kiowa Princess	Multipurpose Tweendecker	1986	19,762
Seneca Maiden	Multipurpose Tweendecker	1986	19,764
Aztec Maiden	Multipurpose Tweendecker	1984	19,777
Hopi Princess	Multipurpose Tweendecker	1984	20,401
Navajo Princess (1)	Multipurpose Tweendecker	1987	21,902
Inca Maiden (1)	Multipurpose Tweendecker	1986	22,133
Shawnee Princess	Multipurpose Tweendecker	1984	22,323
Caribe Maiden	Multipurpose Tweendecker	1987	22,800
Ottawa Princess	Multipurpose Tweendecker	1987	22,800
Taino Maiden	Multipurpose Tweendecker	1985	23,278
Tuckahoe Maiden	Multipurpose Tweendecker	1985	23,278
Cherokee Princess	Multipurpose Tweendecker	1990	23,286
Kickapoo Belle	Multipurpose Tweendecker	1987	23,319
Apache Maiden	Multipurpose Tweendecker	1987	23,325
Mohegan Princess	Multipurpose Tweendecker	1983	26,276
Tayrona Princess	Multipurpose Tweendecker	1983	26,320
Laguna Belle (2)	Multipurpose Tweendecker	1996	28,503
Seminole Princess (2)	Multipurpose Tweendecker	1997	28,503
Nanticoke Belle	Multipurpose Tweendecker	1989	28,835
Wichita Belle	Multipurpose Tweendecker	1991	28,843
Rockaway Belle (3)	Multipurpose Tweendecker	2009	34,006
Dakota Princess	Multipurpose Tweendecker	2010	34,038
Montauk Maiden	Multipurpose Tweendecker	2010	34,022
Arapaho Belle	Handysize Bulk Carrier	1998	24,021
Oneida Princess	Handysize Bulk Carrier	1998	24,247
Mohave Maiden	Handysize Bulk Carrier	1984	28,074
Zuni Princess	Handysize Bulk Carrier	1984	28,166
La Jolla Belle (3)	Handymax Bulk Carrier	1982	35,025
Shinnecock Belle	Handymax Bulk Carrier	1985	37,451
Maori Maiden	Handymax Bulk Carrier	1984	37,734
Tupi Maiden	Handymax Bulk Carrier	1992	38,852
Nyack Princess	Handymax Bulk Carrier	1984	38,885
Biloxi Belle	Handymax Bulk Carrier	1984	39,225
Miami Maiden	Handymax Bulk Carrier	1984	39,333
Iroquois Maiden	Handymax Bulk Carrier	1983	40,876
Fox Maiden	Handymax Bulk Carrier	1985	40,902
Alabama Belle	Handymax Bulk Carrier	1986	41,808
Houma Belle	Handymax Bulk Carrier	1985	42,219
Sioux Maiden	Handymax Bulk Carrier	1989	42,248
Mohawk Princess	Handymax Bulk Carrier	1982	42,360
Yakima Princess	Handymax Bulk Carrier	1990	42,475
Canarsie Princess	Handymax Bulk Carrier	1985	42,842
Chesapeake Belle	Handymax Bulk Carrier	1984	44,146
Tuscarora Belle	Handymax Bulk Carrier	1984	44,189
Manhattan Princess	Handymax Bulk Carrier	1982	45,526
	Total DWT		1,478,473

(1)
These vessels are multipurpose tweendeckers with the ability to carry wheeled cargo such as automobiles, tractors or trailers. The vessels allow cargo to be "rolled on" and "rolled off" in addition to allowing cargo to be "lifted-on" and "lifted-off".

(2)
These vessels are leased and operated by us under a sale-leaseback arrangement that expires in 2014.  These leases are accounted for as operating leases for financial reporting purposes.  Each agreement allows for the purchase of the respective vessel at the end of 2012 and each year thereafter until the end of the charter period.

(3)
On September 23, 2009 we took delivery of the newly-constructed vessel the Rockaway Belle from Nantong Yahua Shipbuilding Group Co., Ltd.  The La Jolla Belle was previously named the Rockaway Belle and was part of our existing fleet.

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

Bulk Carriers

    Our bulk carriers range in size from 24,021 dwt to 45,526 dwt.  Several of the vessels have equipment that enables self-loading and discharging in an effort to enhance our ability to serve a broad range of ports.

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

A vessel must undergo annual surveys, intermediate surveys and special surveys.  In lieu of a special survey, a vessel's machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period.  All of our controlled vessels are on special survey cycles for hull inspection and continuous survey cycles for machinery inspection.  Every vessel is required to be drydocked twice in every five-year period, with no interval greater than three years.  Vessels less than 15 years of age may be underwater inspected instead of drydocked, at the intermediate period. Excluding the three newly built vessels, our controlled fleet of 46 vessels will require approximately 92 drydockings over five years.  We anticipate drydocking approximately 18 vessels per year.  The numbers of vessels drydocked during a year will vary depending on operational and commercial considerations.   During 2011, we anticipate 16 vessels entering drydock.  Below are the number of vessels that entered drydock for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
Vessels Entering Drydock	13	22	16

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

Two of these service companies, TBS Shipping Services, Inc. and Roymar Ship Management, Inc., are our wholly-owned subsidiaries that manage the accounts of our other subsidiaries and, on their behalf, make payments and advances for costs associated with the operation of our business.  The other service companies, TBS Commercial Group Ltd. and Beacon Holdings Ltd., are controlled by certain of our key executive officers.  Together these four companies employ approximately 340 experienced professionals who meet regularly with shippers and consignees to market our services in more than 20 countries and address the needs and concerns of our customers.

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

Ship management

Roymar manages our controlled fleet providing an experienced technical management staff and a full range of vessel maintenance capabilities to ensure that we maintain a high-level of ship performance.  The services provided by Roymar include:

•	supervising the recruiting of crew;
•	obtaining spares, stores and provisions necessary on board the vessels;
•	implementing our maintenance program;
•	arranging for and supervising all drydocking procedures;
•	arranging for surveys and inspections according to requirements of classification society, flag state and port state rules and regulations;
•	maintaining high safety and environmental protection standards in compliance with the ISM Code and SOLAS;
•	arranging for insurance of the vessels; and
•	identifying vessels to acquire and negotiating purchase options on vessels that we charter.

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

Commercial agents

    We have established a network of long-term commercial and operational relationships with affiliated commercial agency service companies.  The majority of these service companies are wholly or partly-owned by TBS Commercial Group.  These service companies employ locally-based sales and customer service professionals who personally meet with shippers and consignees on a regular basis.  These professionals provide a competitive advantage by addressing our customers' concerns and anticipating their future needs through their personal contact with our customers.  We believe that personal attention to customers has played a critical role in our growth and success.  Our method of operation focuses on sales and service for long-term sustained expansion.  The agreements with TBS Commercial Group are subject to the approval of the Compensation Committee of our Board of Directors.  We paid commissions and port agency fees to TBS Commercial Group of approximately $9.4 million, $7.8 million, and $16.8 million in 2010, 2009, and 2008 respectively.  See "Note 14 - Related Party Transactions" to our consolidated financial statements.

F.  Employee and Labor Relations

    As of December 31, 2010, we had approximately 170 office employees located in Yonkers and Scarsdale, New York.  At December 31, 2010, we had contracts with three unaffiliated manning agents, to provide approximately 1,180 crew for our vessels.  We are not a party to the contracts with the seagoing personnel, all of whom are required to have appropriate maritime licenses.  Historically our labor relations have been good.

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

A substantial majority of our repeat business is based on our relationships and reputation with our customers, and is not governed by long-term contracts.  We depend upon a limited number of customers for a large part of our revenue.  Our top ten customers by revenue, accounted for, in the aggregate, 30.8% of our total consolidated revenue for 2010.  We have affreightment contracts with several of these customers.  In 2010, no individual customer accounted for more than 10% of revenue.

We transport cargo throughout the world, including the United States.  The amount of voyage revenue generated by country for each of the last three fiscal years is as follows (in thousands):

	Year Ended December 31,
Country	2010	2009	2008
Brazil	$62,892	$53,192	$127,360
Japan	50,778	35,914	79,812
United Arab Emirates	39,641	32,387	69,714
Chile	22,935	16,564	46,923
China	18,985	12,944	42,319
USA	32,734	28,137	33,702
Peru	24,225	26,870	48,707
Korea	2,238	6,744	15,699
Venezuela	7,968	5,063	9,903
Argentina	4,877	8,021	8,312
Others	28,557	22,144	36,456
	$295,830	$247,980	$518,907

    Revenue attributed to these countries is based on the location where the cargo is loaded.  Time charter revenue by country cannot be allocated because we do not control the itinerary of the vessel.

H.  Competition

The cargo markets we serve are highly competitive.  Our competition on the routes we serve consists primarily of regional shipping companies focused on the breakbulk market, international bulk shipping companies competing in the large lot segment of the bulk metal concentrates market and larger shipping concerns that compete in diverse shipping segments in addition to the breakbulk market.  We compete on the basis of targeting niche markets that include trade routes, ports and cargoes not efficiently served by many containers and large dry bulk vessel operators.  We focus on smaller lots of 1,000 to 10,000 metric tons in the bulk metal concentrates market in Chile and Peru, whereas other bulk shipping companies focus on shipments of 20,000 to 45,000 metric tons of bulk metal concentrates.  Additionally, we compete with other regional shipping companies in providing operations, port services and strategic planning.

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

Although we do not transport petroleum products, we are subject to the U.S. Oil Pollution Act of 1990 (“OPA 90”), because we use petroleum products for fuel and because the possibility of accidents involving oil tankers presents an exposure to our vessels.  Under OPA 90, vessel owners, operators and bareboat charterers are responsible parties and are jointly, severally and strictly liable, unless the spill results solely from the act or omission of a third party, an act of God or an act of war, for containment and cleanup costs and other damages resulting from the discharge or threatened discharge of oil into the navigable waters, adjoining shorelines or the 200 nautical mile exclusive economic zone of the United States.  OPA 90 limits the liability of responsible parties for such costs and damages to the greater of $1,000 per gross ton of the vessel or $854,400 per non-oil tanker vessel that is over 300 gross tons, subject to possible adjustment for inflation.  The Federal Water Pollution Control Act (“FWPCA”) imposes significant civil penalties as well as strict, joint and several liability on responsible parties for removal costs and imposes liability for natural resource damages arising from the discharge of oil or other hazardous substances into U.S. navigable waters, adjoining shorelines, waters of the contiguous zone and areas of the outer continental shelf and deepwater ports.  The Comprehensive Environmental Response, Compensation & Liability Act of 1980 (“CERCLA”), imposes strict, and under certain circumstances, joint and several liability on responsible parties for releases and threatened releases of hazardous substances (other than oil) whether on land or at sea, subject to limits depending on the nature of the vessel and its cargo.  Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million for vessels over 300 gross tons carrying hazardous substances as cargo.  The limits on liability under OPA 90, FWPCA and CERCLA do not apply if the discharge is caused by gross negligence, willful misconduct, or in the cases of OPA 90 and CERCLA, the violation by a responsible party or its agent of any applicable safety, construction or operating regulation.  The statutory limits on liability may not apply in certain other instances, including if the responsible parties fail or refuse to report the incident or refuse to cooperate and assist in connection with oil removal activities.  In addition, OPA 90, FWPCA and CERCLA specifically permit individual states to impose their own liability regimes with regard to oil and hazardous waste releases occurring within their boundaries, and many states have enacted legislation providing for unlimited liability for oil spills.  In some cases, states that have enacted such legislation have not yet issued implementing regulations under these laws.  We intend to comply with all applicable state regulations in ports where we call.

In addition, we also comply with the U.S. Environmental Protection Agency (EPA) National Pollution Discharge Elimination System (NPDES) Vessel General Permit (VGP). EPA signed the final VGP on December 18, 2008, with an effective date of December 19, 2008. Subsequently, the U.S. District Court for the Northern District of California signed an order providing that "the exemption for discharges incidental to the normal operation of a vessel, contained in 40 C.F.R. § 122.3(a), is vacated as of February 6, 2009." Therefore, the regulated community needed to comply with the terms of the VGP as of February 6, 2009. The EPA has identified 26 possible discharges from vessels that are covered by the General Permit.  There are other discharges that are not covered by the General Permit but are regulated by other U.S. regulations. The General Permit applies when the ship is operating within the U.S. Territorial Sea (three mile limit). The 2008 Vessel General Permit (VGP) regulates discharges incidental to the normal operation of vessels operating in a capacity as a means of transportation. The VGP includes general effluent limits applicable to all discharges; general effluent limits applicable to 26 specific discharge streams; narrative water-quality based effluent limits; inspection, monitoring, recordkeeping, and reporting requirements; and additional requirements applicable to certain vessel types.

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

The technical manager of our vessels, Roymar, is ISO 14001:2004 certified.  Roymar has developed and implemented environmental practices which it monitors, protecting and preserving the marine environment in which our managed vessels operate.  We have high standards in our fleet for pollution prevention, regulatory compliance and continual improvement of our environmental management activities.

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

J.  Security

We are subject to a variety of initiatives intended to enhance vessel security, including the Maritime Transportation Security Act of 2002, or MTSA.  U.S. Coast Guard regulations require that vessels operating in waters subject to the jurisdiction of the United States implement a number of security measures.  Similarly, a chapter of SOLAS, dealing specifically with maritime security, imposes various detailed security obligations on vessels and port authorities, most of which are contained in the International Ship and Port Facilities Security Code, or ISPS Code.  The ISPS Code is designed to protect ports and international shipping against terrorism.  To engage in international trade, a vessel must have an International Ship Security Certificate, or ISSC, which attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code, from a recognized security organization approved by the vessel’s flag state.  ISPS Code requirements include:

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

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea and in the Gulf of Aden off the coast of Somalia. Piracy incidents have continued in the Gulf of Aden, with dry bulk vessels and tankers particularly vulnerable to such attacks.  We have implemented a corporate and vessel anti-piracy plan on all vessels transiting in high risk areas. These plans incorporate best prevention and proactive practices in training, procedures and equipment recommended by security consultants and industry panels. With the flag states’ approval, we are employing armed security guards on a case by case basis, depending on the route.  These protective measures are being carried out for every transit in high risk areas, but do not ensure that an attack will be repelled.

K.  Insurance

Our business is subject to normal hazards associated with owning and operating vessels in international trade.  The operation of ocean-going vessels carries an inherent risk of catastrophic marine disaster, including oil spills and other environmental accidents, as well as property losses caused by adverse weather conditions, cargo loss or damage, mechanical failures, human error, war, terrorism and business interruption due to political circumstances in foreign countries, hostilities, piracy and labor action.  Not all risk can be insured against and our insurance policies have certain deductibles and other limits on coverage for which we are responsible.  We believe that our current insurance coverage is adequate to protect us against normal accident-related risk involved in the conduct of our business.  Our principal insurance policies include:

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

We currently qualify for exemption under Section 883 of the Code, because International and its subsidiaries currently are incorporated in jurisdictions that satisfy the country of organization requirement and we satisfy the publicly traded test by virtue of International’s Class A ordinary shares being primarily traded on the NASDAQ Global Select Market.  Further, the aggregate ownership of all non-qualified 5% shareholders is less than 50% of the total value of the Class A ordinary shares.  If at any time we fail to satisfy the publicly traded test and we are unable to qualify for another applicable exemption, our U.S. source shipping income would be subject to U.S. federal income tax, either under either the gross tax or the net tax regime, each of which is described above.

Federal and State Taxation of TBS International plc’s U.S. Subsidiaries

Our U.S. subsidiaries, Roymar and TBS Shipping Services and its subsidiaries, are subject to U.S. federal and state income taxes on their income.

Ireland Taxation of TBS International plc

TBS International plc, the successor issuer to TBS International Limited, is incorporated in Ireland. TBS International plc as a separate entity is subject to tax in Ireland on its worldwide income and gains at 25% with the exception of dividend income received from its subsidiaries that are sourced from active trading profits, which is subject to tax in Ireland at 12.5%. TBS International plc should be considered an investment company for Irish tax purposes and should be allowed to deduct expenses of management against its income and gains. However, as it is not anticipated that TBS International plc will receive any significant dividends from its subsidiaries in the foreseeable future, it is not expected that TBS International plc will have any material income subject to Irish taxation.

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

Marshall Islands Taxation of TBS International plc

Pursuant to the Marshall Islands Revised Code, a Marshall Islands non-resident corporation is exempt from any corporate profit tax, income tax, withholding tax on revenues of the entity, asset tax, tax reporting requirement on revenues of the entity, stamp duty, exchange controls or other fees.  There is an agreement between the Marshall Islands and the United States for the exchange of information with respect to taxes.

M.  Website Access to Reports

We make all of our filings with the SEC, including this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments, available free of charge on our website at http://www.tbsship.com, under the Investor Relations tab, "SEC Filings" section.  These reports are available soon after they are filed electronically with the SEC.  Our SEC filings are also available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access our SEC filings.

 Additionally, our corporate governance materials, including the charters of the Audit, Compensation, and Nominating and Corporate Governance Committees, the Corporate Governance Guidelines, and the Code of Business Conduct and Ethics may also be found under the "Governance" section of our website at http://www.tbsship.com.  A copy of the foregoing corporate governance materials is available free of charge upon written request.  In addition, we intend to post on our website at http://www.tbsship.com any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, corporate controller and other employees performing similar functions within four business days following the date of such amendment or waiver.

Item 1A.  Risk Factors.

The following risk factors and other information included in or incorporated by reference into this report should be carefully considered.  The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect us.  If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected and the trading price of our Class A ordinary shares could decline.

    Risk Factors Relating to the Shipping Industry and Current Economic Conditions

We have recently experienced severe and rapid declines in industry conditions that have required us to restructure our outstanding indebtedness.

Starting in late May 2010, the Baltic Dry Index, which measures the demand for shipping capacity versus the supply of dry bulk carriers, started to decline dramatically from a high of 4,209 on May 26, 2010 to a recent low of 1,043 on February 4, 2011. Our management believes that there are many reasons for this decline, including the large amount of additional tonnage from recent newbuilds in all vessel sizes as well as natural occurrences that significantly depressed the amount of available cargoes, such as the harsh summer in the grain growing regions of Russia and Ukraine and the recent devastating floods in Australia and Brazil. As a direct result of this imbalance of supply and demand, freight rates across the ocean shipping industry in all vessel sizes have declined dramatically as owners and charterers compete for cargoes. The reduction in our freight rates in this market environment has directly and adversely affected our revenues and cash flows and caused us to enter into negotiations with our lenders to seek modifications of certain financial covenants in our credit facilities. With the consent of our lenders, in September 2010, we ceased paying installments of principal due on our indebtedness. Our lenders agreed not to take any action as a result while we collectively sought to negotiate new terms of our existing debt.

    Effective January 28, 2011, we and our lenders agreed on a restructuring of our debt repayment schedules and modifications of the covenants under our credit facilities, and our lenders agreed to waive any existing defaults under those agreements. Our lenders, as a condition to the restructuring of our credit facilities, required three significant shareholders, who also are key members of our management, to agree to provide up to $10.0 million of new equity in the form of Series B Preference Shares.

    Due to the continuing imbalance of supply and demand, we are operating at freight and charter rates that would cause us to fail to comply with certain financial covenants in our credit facilities, even as recently modified. Unless the Baltic Dry Index, and in particular the freight and charter rates that we are able to obtain, strengthen significantly in the near future, it is likely that by June 30, 2011 we would fail to meet the tests under certain of our financial covenants and that we would need to enter into further negotiations with our lenders to seek further modifications of those financial covenants.  Failure to comply with our financial covenants or obtain modifications or waivers of such covenants would have a material adverse affect on our business operations, financial condition, and liquidity, and would raise substantial doubt about our ability to continue as a going concern.

In addition, we filed for bankruptcy in 2000. Our ability to generate net income is influenced by a number of factors that are difficult to predict, including changes in global and regional economic conditions and international trade. For example, the losses and bankruptcy in 2000 were attributable in part to the acute decline in the Asian and South American economies in 1998 and 1999.  We cannot assure you that similar declines will not occur in the future.

We and the shipping industry experience very high volatility in revenues and costs.

Due to fluctuations in the level and pattern of global economic activity and oil prices, as well as heavy competition, the shipping industry historically has experienced very high volatility in freight rates and costs. Fluctuations in freight rates affect our revenues, vessel charter rates and vessel values, and we experience fluctuations in our costs resulting from changes in the cost of fuel oil, crew expenses, port charges and currency exchange rates.  In addition, increasing regulation of the sulfur content of fuel oil has caused and in the future may cause increases in our fuel costs. Changes in marine regulatory regimes in the ports at which our vessels call also may increase our costs.

Shipping revenue is influenced by a number of factors that are difficult to predict with certainty, including global and regional economic conditions, developments in international trade, changes in seaborne and other transportation patterns, the effects of global climate change on developing economies and agricultural production, weather patterns, port congestion, canal closures, political developments, armed conflicts, acts of terrorism, embargoes and strikes.

Demand for our transportation services is influenced by the demand for the goods shipped, including steel products, agricultural commodities, metal concentrates and aggregates, which in turn is affected by general economic conditions, commodity prices and competition. Steel products, agricultural commodities, metal concentrates and aggregates accounted for approximately 35.7%, 12.3%, 13.9%, and 13.7%, respectively, of our total voyage revenues in the year ended December 31, 2010. The softened demand for these products and commodities from 2008 through 2010 translated into a decreased demand for shipping.  Continuing or further declines in worldwide economic conditions could result in reduced demand for steel products, metal concentrates and aggregates, which could adversely affect our results of operations.

Significant recent additions to the fleets of many ocean shipping companies have contributed to an excess supply of dry bulk vessels in all classes and resulted in heavy pressure on freight rates.

The worldwide supply of shipping capacity is influenced by the number of newbuilding deliveries, the scrapping of older vessels, vessel casualties and the number of vessels that are out of service.  As the global economy expanded in the years leading up to 2008, many ocean shipping companies placed orders for significant additions to their fleets.  Many of these new vessels began operating just as the credit crisis and global economic slowdown began.  As owners and operators struggled to find cargoes for these new vessels at a time when letters of credit and other financing arrangements that underpin the global economy disappeared, freight rates dropped precipitously.  Although the global economy has recovered from the end of 2008 and the beginning of 2009, the oversupply of vessels has continued to depress freight rates.  We cannot assure you that the industry as a whole will take action to reduce the supply of vessels or that freight rates will recover at any time in the foreseeable future.

Adverse weather conditions have significantly decreased the volume of many dry bulk cargoes.

        As the global economy improved in 2010, unusually adverse weather conditions such as the extended heat wave in the grain growing regions of Russia and Ukraine and recent devastating floods in Australia and Brazil significantly reduced the quantity of cargoes that traditionally are shipped by dry bulk carriers.  The impact of these reductions in supply of cargoes, coupled with the increase in capacity resulting from the influx of newbuild vessels, materially and adversely affected freight rates as ship owners and operators competed for available cargo. We cannot assure you that this imbalance of supply and demand will not continue for an extended period.

        The increases in supply of and reductions in demand for, vessel capacity have materially and adversely affected, and may continue to affect, demand for shipping services and shipping rates.  There continues to be substantial weakness in the demand for and rates that will be paid for shipping services.  For example, the Baltic Dry Index, which measures the demand for shipping capacity versus the supply of dry bulk carriers, started to decline dramatically in May 2010 from a high of 4,209 on May 26, 2010 to a recent low of 1,043 on February 4, 2011.  This weakness in demand and rates is having a material adverse effect on our results of operations and financial condition and has caused us to recognize a noncash impairment in the carrying values of our vessels.  Unless rates improve significantly in the near turn, we anticipate that by June 30, 2011 we would be unable to comply with certain financial covenants in our credit facilities.  A failure to comply with those covenants would require us to enter into negotiations with our lenders and would raise substantial doubt about our ability to continue as a going concern.

High or volatile oil prices could adversely affect the global economy and our results of operations, and we may be unable to pass along increased fuel costs to our customers.

        Rising or prolonged volatility in oil prices could weaken the global economy, which would significantly reduce the demand for ocean freight and increase our fuel costs.  A significant reduction in the demand for ocean freight would have a material and adverse impact on our revenues, results of operations and financial condition.  Oil prices recently have spiked as a result of turmoil in certain key oil producing nations in the Middle East and North Africa.  We may be unable to pass along increased fuel costs to our customers, which would adversely affect our results of operations. We are particularly affected by rising fuel prices because a majority of our revenue is derived from freight voyages for which we bear the fuel expense, in contrast to charters, for which the charterer bears the fuel expense.  Fuel expense represented approximately 48% and 49% of our voyage expense for the years ended December 31, 2010 and 2009, respectively.

Rising inflation in China could result in decreased demand for shipping services and further declines in shipping rates.

        The inflation rate in China increased in 2010 and is expected to continue to rise in 2011, which may increase the cost of raw materials and finished goods exported from China.  Increases in the cost of Chinese goods may reduce the global demand for Chinese goods and the volume of cargoes shipped from China, which could materially decrease the worldwide demand for shipping services, and may result in further declines in shipping rates and adversely affect our results of operations and cash flows.

Risks Related to Our Business and Operations

Our business depends to a significant degree on the stability and continued growth of the Asian and Latin American economies.

        Growth in the shipping industry in recent years has been attributable, to a significant degree, to the rapid growth of the Chinese economy. Economic growth in China caused unprecedented demand for raw materials from Latin America, including iron ore, bauxite, soybeans, timber, zinc, manganese and copper. These raw materials generally are transported by ocean freight. The growth of the Chinese economy stimulated growth in other Asian economies as well. Any pronounced slowdown or decline in the Chinese economy could be expected to have significant adverse effects on the economies of Latin American and Asian countries and on the demand for our services and could be expected to result in declines in freight rates and the value of our vessels. We expect that a significant decline in the Asian and Latin American economies would have a materially adverse effect on our results of operations.

Certain of our vessel expenses are primarily inelastic, and any unexpected decrease in revenue would harm our results.

        Generally, vessel expenses, such as fuel, lube oil, crew wages, insurance, bunkers, stores, repairs and maintenance, do not vary significantly with freight rates or the amount of cargo carried. As a result, a change in the number of tons of cargo carried or a decrease in freight rates would have a disproportionate effect on our results of operations and cash flows. Any pronounced slowdown or decline in demand for shipping may require us to run voyages at less than full capacity in an effort to maintain all of our shipping routes. Our inability to fully book a ship would reduce revenue for a voyage, while the vessel and voyage costs would remain fairly constant. We do not have long-term contracts with our customers and, if we are unable to fully book our vessels, we may operate voyages at a loss. Accordingly, our profitability and liquidity would be adversely affected.

A significant number of our vessels will exceed their estimated economic useful life during the next three years.

We estimate that the economic useful life of most multipurpose tweendeckers and handysize/handymax bulk carriers is approximately 30 years, depending on market conditions, the type of cargo being carried and the level of maintenance. We expect that 17 vessels out of our controlled fleet of 49 vessels at December 31, 2010, will reach 30 years old on or before December 31, 2014—three vessels in 2012, three vessels in 2013 and 11 in 2014. If we are unable to use these vessels profitably or replace these vessels after they exceed their estimated economic useful lives, our results of operations and cash flows may be materially adversely affected.

As our fleet ages, the risks associated with older vessels could adversely affect our operations.

In general, the costs to maintain an ocean-going vessel in good operating condition increase with the age of the vessel. As of December 31, 2010, the average age of the 49 vessels in our controlled fleet was 21.8 years. Some of our dry bulk carriers are used to transport products such as coal, salt or fertilizer that may damage our vessels and reduce their useful lives, if we do not follow specified maintenance and cleaning routines. Older vessels may develop unexpected mechanical and operational problems despite adherence to regular survey schedules and proper maintenance. Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel. Governmental regulations and safety or other equipment standards related to the age of vessels may require expenditures for alterations or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that we will be able to operate our vessels profitably during the remainder of their projected useful lives or that we will be able to sell them profitably when we can no longer utilize them in our fleet.

We may not be able to grow our vessel fleet or effectively manage our growth.

A principal focus of our long-term strategy is to continue to grow by increasing the number of vessels in our fleet and by taking advantage of changing market conditions, which may include increasing the frequency of service on routes we already operate or adding new routes and expanding into other regions.  Our future growth will depend upon a number of factors, some of which we or our affiliated service company, TBS Commercial Group, can control and some of which neither we nor TBS Commercial Group can control. These factors include our ability to:

•	identify vessels for acquisitions;
•	integrate any acquired vessels successfully with our existing operations;
•	hire, train and retain qualified personnel to manage and operate our growing business and fleet;
•	identify additional new markets and trade routes;
•	recruit, train and retain port captains and other local staff required for our affiliated service companies to provide the necessary level of service in any new or expanded markets;
•	improve our operating and financial systems and controls; and
•	obtain required financing for our existing and new operations on acceptable terms.

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

In addition, our ability to increase the size of our fleet will be limited by the provisions of our credit facilities which restrict our ability to borrow funds for the purpose of acquiring new vessels.

There are risks associated with the purchase and operation of secondhand vessels.

Part of our previous business strategy involved growing our fleet through the purchase of secondhand vessels. Global economic conditions and the reduction in demand for shipping services have caused us to reevaluate acquiring secondhand vessels. Pending any dramatic change in global economic conditions we have decided to suspend any further acquisitions of secondhand vessels. Secondhand vessels generally carry no warranties from the sellers or manufacturers. Although we inspected secondhand vessels prior to purchase, an inspection normally would not provide us with the same knowledge about their condition that we would have if they had been built for and operated exclusively by us. Secondhand vessels may have conditions or defects that we were not aware of when we bought them and that may require us to undertake costly repairs. These repairs may require us to put a vessel into drydock, which would reduce our fleet utilization. The costs of drydock repairs are unpredictable and can be substantial. We may not have insurance sufficient to cover all of these repair costs or losses and may have to pay drydocking costs not covered by our insurance. The loss of earnings while our vessels were being repaired in drydock and repositioned, as well as the actual cost of those repairs, would decrease our income from operations. Additionally, our future operating results could be adversely affected if some of the secondhand vessels do not perform as we expect.

Vessel drydockings could adversely affect our operations.

        Under applicable regulations, vessels must be drydocked twice during a five-year cycle.  At December 31, 2010, we had a controlled fleet of 49 vessels, of which three are newly built vessels and the remaining 46 vessels would require approximately 92 drydockings over five years or to an average of 18 vessels per year. The first drydocking of a newly constructed vessel, which would be a special survey of the vessel, is typically done five years after delivery of the vessel from the shipyard. We estimate that vessel drydockings that require less than 100 metric tons of steel renewal will take from 25 to 35 days and that vessel drydockings that require 100 to 500 metric tons of steel renewal will take from 35 to 55 days. We capitalize vessel improvements, including steel renewal and reinforcement, in connection with the first drydocking after we acquire a vessel. In addition, we will need to reposition our vessels or charter-in outside vessels to accommodate our drydocking schedule and business needs. Approximately 30 of our vessels regularly trade in the Atlantic and Middle East region; consequently, drydocking our vessels in Chinese shipyards require complex logistics planning.  We are investigating whether the drydockings are feasible at shipyards closer to where some of our vessels operate.

        In addition, it may be necessary to unexpectedly drydock a vessel if it suffers damage.  The costs of drydock repairs are unpredictable and can be substantial.  The loss of earnings while any vessel is drydocked, as well as the repositioning of our vessels in response to the drydocking and the actual costs of the drydocking and possible charter-in expense in response to the drydocking could have a material adverse effect on our cash flows and results of operations.  Furthermore, we may not have insurance sufficient to cover all of the costs or losses associated with an unexpected drydocking.

The South American joint venture, Log-Star, could result in unmet strategic business expectations and a greater than expected commitment of resources.

    In January 2010, we entered into a joint venture agreement and formed, Log-Star, a Brazilian corporation, to expand our business, strengthen our operational base and provide additional future growth by providing cabotage service in the Brazilian coast and Amazon River Basin.  The success of this joint venture is dependent on a growing Brazilian economy, successfully competing in the Brazilian marketplace, maintaining vessels, efficient and economical operations and the overall global economic recovery.  In the event of adverse changes in economic conditions or circumstances in the Brazilian marketplace, the success of the joint venture may be adversely affected.

    During 2010, we incurred significant expenses and advanced funds in connection with our joint venture, Log-Star.  Although we believe that we have a right to be compensated for a significant portion of these amounts, we determined that as of September 30, 2010 only $2.5 million of this amount was collectible.  In early December 2010, we reviewed the transactions with our joint venture partner and concluded that the $2.5 million receivable we recorded as of September 30, 2010 would not be reimbursed by our joint venture partner.  The 2010 results of Log-Star’s operations include the $2.5 million uncollectible expenses.

We depend upon a limited number of customers for a large part of our revenue.

Our top ten customers by revenue, accounted for, in the aggregate, 30.8% of our total consolidated revenue for 2010.  If any of these customers were to significantly reduce the amount of cargoes shipped using our vessels, our results of operations could be adversely affected.

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

We employ our vessels in highly competitive markets that are capital-intensive and highly fragmented. Competition arises primarily from other vessel owners, many of whom have substantially greater resources than we have. Competition for the transportation of cargo by sea is intense and depends on price, location, size, age, condition and the acceptability of the vessel and its operators. Due in part to the high fragmentation of the market, competitors with greater resources could enter our market and operate larger fleets through consolidation or acquisitions and may be able to offer lower rates and higher quality vessels than we are able to offer.

Shortages of and rising costs to hire qualified crews, officers and engineers could adversely affect our business.

        Crew costs are a significant operating expense for our operations. Crew costs have increased as wage levels have increased in non-U.S. markets and may continue to increase. The cost of employing suitable crew is unpredictable and fluctuates based on events outside our control, including the supply and demand for crew and the wages paid by other shipping companies. In addition, newbuilding programs, including our own, have increased the demand for qualified crew, officers and engineers to work on our vessels, and stringent certification standards required by national and international regulations, such as "Standards of Training, Certification and Watchkeeping for Seafarers," promulgated by the International Maritime Organization, or IMO, make it difficult to recruit qualified crewmembers. We use three unaffiliated manning agents, Aboitiz Jebsen Bulk Transport Corp., Intermodal Shipping, Inc., and C.F. Sharp Crew Management, Inc. to provide Filipino officers and non-officers to crew our vessels.

        Any increase in crew costs may adversely affect our results of operations.  Furthermore, if we are unable to recruit and retain enough crew, engineers or vessel captains with the appropriate skills, we may be unable to satisfy any increased demand for our shipping services, which could have an adverse effect on our business, financial condition and results of operations.

We recorded a significant charge to earnings for the fourth quarter of 2010 because our long-lived assets were impaired and we may in the future be required to record significant charges to earnings if our long lived assets or goodwill become impaired.

We are required to review long-lived assets for impairment whenever events or circumstances suggest that long-lived assets may not be recoverable.  Events or circumstances that might trigger an impairment analysis include significant declines in freight rates or the market value or physical condition of our vessels, significant decreases in charter rates, or the existence of operating or cash flow losses associated with the use of our vessels.  Once a triggering event or circumstance arises, we perform an impairment analysis.  If the carrying value of our vessels or other long-lived assets exceeds the forecasted undiscounted cash flows for such assets, we are required to write down the carrying value of the assets to the estimated fair value. If we were to determine that our long-lived assets are impaired, we would be required to record a significant charge to earnings in our financial statements.

Based on our impairment analyses performed at year-end 2010, management concluded that events and circumstances during the fourth quarter of 2010 suggested a possible impairment of our long-lived assets.  As a result, we performed an impairment assessment of our long-lived assets.  The significant factors and assumptions we used in estimating undiscounted cash flows included revenues, cargo volumes, capital expenditures, and operating expenses.  We based our revenue assumptions on a number of factors estimated over the remaining life of our vessels, including historical and projected freight and charter rates, current market conditions and the age of our vessels.  We estimated operating expenses using an annual escalation factor.  Our historical experience with the shipping industry also confirmed our assumptions and estimates. At December 31, 2010, we recognized a noncash impairment charge of $201.7 million, which reduced our net fixed assets at December 31, 2010 by an equal amount.

The assumptions and estimates we used in our impairment analysis are highly subjective and could be negatively affected by further declines in freight or charter rates or in the market value of vessels or other factors, which could require us to record additional material impairment charges in future periods.

Goodwill is required to be tested for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable.  Factors that may be considered a change in circumstances indicating that the carrying value of goodwill may not be recoverable include a decline in stock price and market capitalization and other materially adverse events.  Our most recent tests did not indicate any impairment of goodwill because the reporting units had negative carrying amounts.  Under current accounting guidance an entity can assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired.  In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)”, to change FASB Accounting Standards Codification (“ASC”) Topic 350 – Intangibles – Goodwill and Other.  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and are effective for the quarter ending March 31, 2011.  We are assessing the potential impact of this new guidance on our consolidated financial statements which could result in an impairment of our goodwill.  As of December 31, 2010, our net fixed assets were $576.3 million and our goodwill was $8.4 million.  In the period of adoption of this guidance, any impairment of goodwill will be charged to shareholders’ equity.

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

We are required by various governmental and quasi-governmental agencies and other regulatory authorities to obtain permits, licenses and certificates in connection with our operations. Some countries in which we operate have laws that restrict the carriage of cargoes depending on the registry of a vessel, the nationality of its crew and prior and future ports of call, as well as other considerations relating to particular national interests. We cannot assure you that any failure to comply with these requirements would not have a material adverse effect on our results of operations.

Failure to comply with international safety regulations could subject us to increased liability, adversely affect our insurance coverage and result in a denial of access to, or detention in, certain ports.

The operation of our vessels is affected by the requirements of the IMO's International Safety Management Code for the Safe Operation of Ships and Pollution Prevention, or the ISM Code. The ISM Code requires shipowners and bareboat charterers to develop and maintain an extensive "Safety Management System" that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. Any material failure to comply with the ISM Code could subject us to increased liability, could invalidate existing insurance or decrease available insurance coverage for the affected vessels and could result in a denial of access to or detention in certain ports, all of which could materially and adversely affect our results of operations and liquidity. Our owned vessels and Roymar, the technical manager for our vessels, are ISM Code certified. However, we cannot assure you that such certification will be maintained.

The shipping industry has inherent operational risks, which may not be adequately covered by insurance.

The operation of any oceangoing vessel carries with it an inherent risk of marine disaster, environmental mishap and collision or property loss. In the course of operating a vessel, marine disasters such as oil spills and other environmental mishaps, cargo loss or damage, business interruption due to political developments, labor disputes, strikes and adverse weather conditions could result in loss of revenues, liabilities or increased costs. We transport bulk cargoes such as fertilizer, salt and coal which, if not transported properly, could pose a risk to our vessels and to the environment. We cannot assure you that any insurance we maintain would be sufficient to cover the cost of damages or the loss of income resulting from a vessel being removed from operation or that any insurance claims would be paid or that insurance will be obtainable at reasonable rates in the future. Any significant loss or liability for which we are not insured, or for which our insurers fail to pay us, could have a material adverse effect on our financial condition. In addition, the loss of a vessel would adversely affect our cash flows and results of operations.

Compliance with environmental and other laws and regulations could adversely affect our business.

Extensive and changing environmental protection and other laws and regulations directly affect the operation of our vessels. These laws and regulations take the form of international conventions and agreements, including the IMO conventions and regulations and the International Convention for the Safety of Life at Sea, or SOLAS, which are applicable to all internationally trading vessels, and national, state and local laws and regulations, all of which are amended frequently. Under these laws and regulations, various governmental and quasi-governmental agencies and other regulatory authorities may require us to obtain permits, licenses and certificates in connection with our operations. Some countries in which we operate have laws that restrict the carriage of cargoes depending on the registry of a vessel, the nationality of its crew and prior and future ports of call, as well as other considerations relating to particular national interests. Changes in governmental regulations and safety or other equipment standards may require unbudgeted expenditures for alterations, drydocking or the addition of new equipment for our vessels. Port authorities in various jurisdictions may demand that repairs be made before allowing a vessel to sail, even though that vessel may be certified as "in class" and in compliance with all relevant maritime conventions. Compliance with these laws and regulations may require significant expenditures, including expenses for ship modifications and changes in operating procedures or penalties for failure to comply with these laws and regulations, which could adversely affect our results of operations.

Pursuant to regulations promulgated by the U.S. Coast Guard, responsible parties (as defined in such regulations) must establish and maintain evidence of financial responsibility. The P&I Associations, which historically provided shipowners and operators financial assurance, have refused to furnish evidence of insurance to responsible parties, and therefore responsible parties have obtained financial assurance from other sources at additional cost, including evidence of surety bond, guaranty or self-insurance. Any inability on our part to continue to comply with these Coast Guard regulations would have a material adverse effect on our results of operations.

Port state authorities in general and in certain jurisdictions in particular have become more active in inspecting older vessels visiting their ports and, in certain instances, demanding that repairs be made before allowing a vessel to sail, even though that vessel may be fully insured, in class and in compliance with all relevant maritime conventions including SOLAS. Vessels under certain flags are more likely to be subject to inspections by the Port state authorities. Additional expenses may be incurred for unscheduled repairs mandated by port state authorities.

The IMO has adopted regulations that are designed to reduce oil pollution in international waters. In complying with U.S. Oil Pollution Act of 1990, or OPA 90, and IMO regulations and other regulations that may be adopted, shipowners and operators may be forced to incur additional costs in meeting new maintenance and inspection requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage. Additional laws and regulations may be adopted that could have a material adverse effect on our results of operations. In the United States and in other countries where we operate, we are subject to various federal, state or local environmental laws, ordinances and regulations and may be required to clean up environmental contamination resulting from a discharge of oil or hazardous substances, such as a discharge of fuel. We also may be held liable to a governmental entity or to third parties in connection with the contamination. These laws typically impose cleanup responsibility. Liability under these laws has been interpreted to be strict, joint and several, and subject to very limited statutory defenses. The costs of investigation, remediation or removal of such substances and damages resulting from such releases could be substantial and could adversely affect our results of operations.

If we have U.S. source income, we will have to pay U.S. federal income tax on it, which would reduce our earnings.

        Under the Internal Revenue Code, 50% of the gross shipping income of a corporation that owns or charters vessels that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States is characterized as U.S. source transportation income. Our U.S. source transportation income will be subject to either a 4% U.S. federal income tax without allowance for any deductions or, if such income is effectively connected with business in the United States, a net basis tax at regular graduated U.S. federal income tax rates, and, possibly, an additional 30% branch profits tax on our effectively connected earnings and profits, unless an exemption is available.

        We currently qualify for exemption under Section 883 of the Internal Revenue Code, because we and our subsidiaries currently are incorporated in jurisdictions that satisfy the country of organization requirement and we satisfy the publicly traded test by virtue of our Class A ordinary being primarily traded on the Nasdaq Global Select Market. Furthermore, the aggregate ownership of all non-qualified 5% shareholders is less than 50% of the total value of the Class A ordinary shares. If at any time we fail to satisfy the publicly traded test and we were unable to qualify for another applicable exemption, our U.S. source shipping income would be subject to U.S. federal income tax.

        Our ability to continue to qualify for the exemption depends on circumstances related to the ownership of our ordinary shares that are beyond our control and on interpretations of existing regulations of the U.S. Treasury Department. In particular, if 50% or more of our Class A ordinary shares are held by one or more non-qualified U.S. shareholders, each of whom owns 5% or more of the shares, the exemption would not be available. We estimate that as of February 28, 2011, non-qualified U.S. shareholders who own 5% or more of our shares owned an aggregate of 29.7% of our Class A ordinary shares. We cannot assure you that we will qualify for exemption under Section 883 in the future.

        Changes in the Internal Revenue Code, Treasury regulations or the interpretation thereof by the Internal Revenue Service or the courts could also adversely affect our ability to take advantage of the exemption under Section 883.

We may be treated as a passive foreign investment company in the future, which would result in adverse tax consequences to holders of our Class A ordinary shares.

        Based upon the nature of our current and projected income, assets and activities, we do not believe that we are, and we do not expect the Class A ordinary shares to be considered shares of, a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. However, the determination of whether the Class A ordinary shares constitute shares of a PFIC is a factual determination made annually, and we cannot assure you that we will not be considered a PFIC in the future. If we were treated as a PFIC, a holder of our Class A ordinary shares would be subject to special rules with respect to any gain realized on the sale or other disposition of the Class A ordinary shares and any "excess distribution" by us to the holder (generally, any distribution during a taxable year in which distributions to the holder on the Class A ordinary shares exceed 125% of the average annual taxable distribution the holder received on the Class A ordinary shares during the preceding three taxable years or, if shorter, the holder's holding period for the Class A ordinary shares). Under those rules, the gain or excess distribution would be allocated ratably over the holder's holding period for the Class A ordinary shares, the amount allocated to the taxable year in which the gain or excess distribution is realized and to taxable years before the first day we became a PFIC would be taxable as ordinary income, the amount allocated to each other year, with certain exceptions, would be subject to tax at the highest tax rate in effect for that year, and the interest charge generally applicable to underpayments of tax would be imposed in respect of the tax attributable to each such year.

The majority of our revenue is derived from operations outside the United States and may be adversely affected by actions taken by foreign governments or other forces or events over which we have no control.

        We derive a significant portion of our voyage revenue from operations in Latin America, Asia, Africa and the Middle East. Our profitability may be affected by changing economic, political and social conditions in these regions. In particular, our operations may be affected by war, terrorism, expropriation of vessels, the imposition of taxes, increased regulation or other circumstances, any of which could reduce our profitability, impair our assets or cause us to curtail our operations. The economies of the Latin American countries where we conduct operations have been volatile and subject to prolonged, repeated downturns, recessions and depressions. Adverse economic or political developments or conflicts in these countries could have a material adverse effect on our operations.

Foreign currency exchange rates may adversely affect our results.

        We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. During 2010, we incurred approximately 9% of our operating expenses in currencies other than U.S. dollars. At December 31, 2010, approximately 5% of our outstanding accounts payable were denominated in currencies other than U.S. dollars. As a result, if the U.S. dollar weakens in relation to the currencies of the countries where we incur expenses, our U.S. dollar reported expenses will increase and our income will decrease. Changes in the relative values of currencies occur from time to time and may, in some instances, have a significant effect on our operating results.

Acts of piracy on ocean-going vessels have increased recently in frequency and magnitude, which could adversely affect our business.

        During the past few years, acts of piracy have risen steeply.  While international efforts have been and continue to be made to prevent them, acts of piracy continue to occur, particularly off the coast of Somalia in the Gulf of Aden and in the South China Sea. If piracy attacks occur in regions in which our vessels are deployed that become characterized by insurers as "war risk" zones or "war and strikes" listed areas, premiums payable for such insurance coverage could increase significantly and such insurance coverage may be more difficult to obtain. Crew costs, including those due to employing on-board security guards, could increase in such circumstances. In addition, while we believe the time charterer remains liable for charter payments when a vessel is seized by pirates for the period specified in the charter agreement, the charterer may dispute this belief and withhold charter fees until the vessel is released. A charterer also may claim that a vessel seized by pirates was not "on-hire" for a certain number of days and that it is therefore entitled to cancel the charter, a claim that we would dispute. The detention of any of our vessels hijacked as a result of an act of piracy and any unrecoverable costs, increases in insurance premiums payable, or losses due to the unavailability of insurance coverage, could have a material adverse impact on our financial condition, results of operations and cash flows.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

        The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance program, we cannot assure you that our internal control policies and procedures always will protect us from acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business and operations.

Marine claimants could arrest our vessels, which could damage our on-time performance reputation and result in a loss of cash flow.

        Under general maritime law in many jurisdictions, crew members, tort claimants, claimants for breach of certain maritime contracts, vessel mortgagors, suppliers of fuel, materials, goods and services to a vessel and shippers and consignees of cargo may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many circumstances, a maritime lien holder may bring an action to enforce its lien by "arresting" a vessel. In some jurisdictions, under the "sister ship" theory of liability, a claimant may arrest not only the vessel subject to the claimant's maritime lien, but also any "associated" vessel owned or controlled by the legal or beneficial owner of that vessel. The arrest of one or more of our vessels could result in a loss of cash flow or require us to pay substantial amounts to have the arrest lifted. Any interruption in our sailing schedule and our on-time performance could adversely affect our customer relationships.

Governments could requisition our vessels during a period of war or emergency, resulting in a loss of earnings.

        A government could requisition one or more of our vessels for title or for hire. Requisition for title occurs when a government takes control of a vessel and becomes its owner, while requisition for hire occurs when a government takes control of a vessel and effectively becomes its charterer at dictated charter rates. Generally, requisitions occur during periods of war or emergency, however, governments may elect to requisition vessels in other circumstances. Although we would be entitled to compensation in the event of a requisition of one or more of our vessels, the amount and timing of payment would be uncertain. Government requisition of one or more of our vessels could have a material adverse effect on our cash flows and results of operations.

Risks Related to Our Indebtedness

We have substantial indebtedness, which could adversely affect our financial health.

        Giving effect to the amendments to our various credit facilities we had $332.4 million in aggregate principal amount of indebtedness outstanding as of January 28, 2011.  We incurred an additional $7.4 million of indebtedness in connection with the delivery of a new vessel in February 2011, and we expect to incur an additional $7.4 million of indebtedness within the next six months.  Our indebtedness could have important consequences including:

•	making it more difficult for us, or making us unable, to pay dividends on preference shares;
•	increasing our vulnerability to general adverse economic and industry conditions by making it more difficult for us to react quickly to changing conditions;
•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements; and
•
requiring us to use a substantial portion of our cash flow from operations for the payment of debt service, which would reduce our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements.

Financial covenants in our credit facilities require us to maintain specified financial ratios and satisfy financial covenants.

        Our credit facilities contain financial covenants that require us to maintain certain levels of cash flow, collateral value and liquidity. Events beyond our control, including changes in the economic and business conditions in the markets in which we operate and decreases in the market values of our vessels, may affect our ability to comply with these covenants. Unless the Baltic Dry Index, and in particular the freight and charter rates that we are able to obtain, strengthen significantly in the near future, it is likely that by June 30, 2011 we would fail to meet the tests under certain of these financial covenants and that we would need to enter into further negotiations with our lenders to seek further modifications of those financial covenants.  Failure to meet these tests would have a material adverse affect on our business operations, financial condition, and liquidity, and would raise substantial doubt about our ability to continue as a going concern.  We cannot assure you that we will meet these ratios or satisfy these covenants or that our lenders would waive any failure to do so. In addition, we may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to satisfy our financial covenants.

        If the value of the collateral securing any one of our credit facilities falls below the required level, we would be in default under that facility and as a result, in default under our other credit facilities. We also would be required to prepay the loans or provide additional collateral to the extent necessary to bring the value of the collateral as compared to the aggregate amount of the secured debt back to the required level. We cannot assure you that we would have the funds to prepay the credit facilities or that we would have sufficient unencumbered assets available as additional collateral.

A breach of any of the financial covenants would result in a default.  Moreover, any acceleration of the debt outstanding under our credit facilities upon a declaration of default could result in a default under our other agreements.

We face risks related to our debt maturities, including refinancing risk.

        Giving effect to the January 2011 amendments to our various credit facilities, we had $332.4 million in aggregate principal amount of indebtedness outstanding as of January 28, 2011.  We incurred an additional $7.4 million of indebtedness in connection with the delivery of a new vessel in February, 2011, and we expect to incur an additional $7.4 million of indebtedness within the next six months.  Approximately $134.5 million of that principal amount is payable in installments before June 30, 2014, and $212.7 million principal amount, commonly known as a "balloon payment," is due June 30, 2014 on our various credit facilities.  We may not have the cash resources available to repay either the installment payments or balloon payments when due. In order to pay the balloon payments, we will have to raise funds either through the issuance of additional equity, additional borrowings or refinancing or asset sales.  We cannot assure you that we will be able to raise additional capital when needed on favorable terms or at all.  To the extent we cannot refinance debt on favorable terms or at all, we may be forced to attempt to renegotiate with our lenders or to dispose of assets on disadvantageous terms, either of which would adversely affect our financial position, results of operations and cash flows.

Operating covenants in our credit facilities may restrict our business in many ways, including by limiting our current and future operations.

        Our credit facilities do or may contain various operating and other covenants that significantly limit our ability and certain of our subsidiaries' ability to, among other things:

•	incur additional indebtedness or issue certain capital or preferred stock;
•	pay dividends on, redeem or repurchase our shares or make other restricted payments or investments;
•	create certain liens;
•	transfer or sell assets;
•	agree to certain restrictions on the ability of restricted subsidiaries to make payments to us;
•	amalgamate, merge, consolidate or sell all or substantially all of our properties and assets;
•	engage in certain transactions with affiliates; and
•	designate unrestricted subsidiaries.

We also may be subject to leverage, fixed charge coverage and cash balance requirements pursuant to our credit facilities. Our credit facilities may require us to make mandatory prepayment or deliver additional security in the event that the fair market value of the vessels securing these credit facilities falls below limits specified in our credit facilities.

We will require a significant amount of cash to service our debt obligations and our ability to generate sufficient cash to service our debt obligations depends upon many factors, some of which are beyond our control.

        Our ability to make payments on and refinance our indebtedness and to fund working capital needs and planned capital expenditures depends on our ability to generate adequate cash flow in the future. Our ability to generate adequate cash flow is subject, to a significant degree, to general economic, financial, competitive and regulatory factors and other factors that are beyond our control, including the supply and demand for ocean shipping.  Unless freight and charter rates improve significantly, we do not expect that our business will be able to generate cash flow from operations at sufficient levels.  In addition, our cash and working capital needs might increase for various reasons, including the need to drydock vessels and make upgrades to vessels.

        If our cash flows and capital resources are insufficient to fund our debt service obligations and meet our other needs, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Without sufficient operating results or resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit facilities may restrict our ability to dispose of assets, use the proceeds from any such disposition of assets and refinance our indebtedness. We may not be able to consummate those dispositions or obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        Certain portions of some of our borrowings are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. Giving effect to the amendments to our various credit facilities that were effective as of January 28, 2011, approximately 39% of our loans were hedged. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same and our net income would decrease. Pursuant to the indenture governing certain loans, we were required to enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, or other forms of derivative transactions, to reduce interest rate volatility.

The global nature of our operations may make the outcome of any bankruptcy proceedings difficult to predict.

        We are incorporated under the laws of Ireland and most of our subsidiaries are incorporated under the laws of the Republic of the Marshall Islands. Our operations are conducted in countries around the world. Consequently, in the event of any bankruptcy, insolvency or similar proceedings involving us or one of our subsidiaries, bankruptcy laws other than those of the United States could apply. We have limited operations in the United States. If we become a debtor under the United States bankruptcy laws, bankruptcy courts in the United States may seek to assert jurisdiction over all of our assets, wherever located, including property situated in other countries. We cannot assure you, however, that we would become a debtor in the United States or that a United States bankruptcy court would be entitled to, or accept, jurisdiction over such a bankruptcy case or that courts in other countries that have jurisdiction over us and our operations would recognize a United States bankruptcy court's jurisdiction if any other bankruptcy court would determine it had jurisdiction.

Risk Factors Related to Our Corporate Structure and the Jurisdictions of Incorporation of International and the Guarantors

TBSI is a holding company and depends on the ability of its subsidiaries to distribute funds to it in order to meet its financial and other obligations.

        TBSI is a holding company with no significant assets other than the shares of capital stock of our subsidiaries that conduct all of our operations and own all of our vessels. TBSI derives all of its cash flow from dividends and other payments from our subsidiaries, which in turn derive all of their cash flows from payments from their direct and indirect operations. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness and our share capital. Each subsidiary is a distinct legal entity with no obligation to provide us with funds for our repayment obligations, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness or our share capital.

The laws of Ireland differ from the laws in effect in the United States.

        As an Irish company, we are governed by the Irish Companies Act, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders. These differences include, among others, differences relating to interested director and officer transactions and shareholder lawsuits. In addition, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against a company's directors or officers and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our ordinary shares and Series A Preference Shares may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.

We have relied, and will continue to rely, to a significant degree upon affiliated service companies.

        We have relied upon and will continue to rely upon TBS Commercial Group and Beacon Holdings Ltd., both affiliated service companies, for agency services that are critical to our business. These companies employ sales and customer service professionals who meet with shippers and consignees to anticipate the needs and address the concerns of our customers. Our business, results of operations and liquidity may be materially adversely affected if we lose our relationship with TBS Commercial Group or Beacon Holdings Ltd., or if they become unable to perform these services or their key employees leave their respective company.

TBS Commercial Group is a privately held company, and there is little or no publicly available information about it.

        The ability of TBS Commercial Group and Beacon Holdings Ltd. to continue providing critical services for our benefit will depend in part on their own financial strength. Circumstances beyond our control could impair their financial strength and, because TBS Commercial Group and Beacon Holdings Ltd. are privately held, it is unlikely that information about their financial strength would become public. As a result, a holder of our shares might have little advance warning of problems affecting TBS Commercial Group and Beacon Holdings Ltd., even though these problems could have a material adverse effect on us.

The interests of certain shareholders that own a significant number of our shares could be adverse to your interests as a public shareholder.

        Certain of our shareholders who own a significant number of our shares control TBS Commercial Group and Beacon Holdings Ltd. It is possible that these shareholders could use their relationship with us and their control over TBS Commercial Group or Beacon Holdings Ltd. to shift revenues and operating income from us to TBS Commercial Group or Beacon Holdings Ltd. for their individual benefit and contrary to the interests of our public shareholders. For example, these individuals could cause us to pay above-market fees to TBS Commercial Group or Beacon Holdings Ltd. or to permit TBS Commercial Group or Beacon Holdings Ltd. to take advantage of corporate opportunities. We cannot assure you that these potential conflicts of interest will be handled in the best interests of our public shareholders.

Legislative or regulatory action could materially and adversely affect us.

        Our tax position could be adversely affected by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by any tax authority. For example, legislative proposals have been introduced in the U.S. Congress that, if enacted, could override tax treaties upon which we expect to rely, or could change the circumstances under which we would be treated as a U.S. person for U.S. federal income tax purposes, each of which could materially and adversely affect our effective tax rate and require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. We cannot predict the outcome of any specific legislative proposals. However, if proposals were enacted limiting our ability as an Irish company to take advantage of the tax treaties between Ireland and the United States, we could be subjected to increased taxation and/or potentially significant expense. In addition, any future amendments to the current income tax treaties between Ireland and other jurisdictions, including the United States, could subject us to increased taxation and potentially significant expense. Also, various U.S. federal and state legislative proposals have been introduced or enacted in recent years that deny government contracts to certain U.S. companies that reincorporate or have reincorporated outside the United States. While we are not a company that was a U.S. company that moved outside the United States, our status as an Irish company may not eliminate the risk that these contract bans and other legislative proposals could be enacted in a way to affect us.

 As an Irish company, we are required to comply with numerous Irish and European Union legal requirements. Compliance with the laws and regulations of Ireland and the European Union may have a material and adverse effect on our financial condition and results of operations.

It may be difficult for shareholders to enforce judgments against International or its directors and executive officers.

It may not be possible to enforce court judgments obtained in the United States against International in Ireland, based on the civil liability provisions of the U.S. federal or state securities laws. One of TBSI’s directors is not a resident of the United States, and a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to enforce in the United States judgments obtained in U.S. courts against us based on the civil liability provisions of the U.S. securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against TBSI or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland or in countries other than the United States where we have assets.

Item 1B. Unresolved Staff Comments.

    None.

Item 2.  Properties.

Our fleet is described in "Item 1. Business - Fleet Overview".  All of our vessels are mortgaged to secure our credit facilities.

At December 31, 2010 we leased four properties, which are used by TBSI’s service company subsidiaries, TBS Shipping Services and its subsidiaries, and Roymar for the administration of their operations.  Our principal office, which is leased through our subsidiary TBS Shipping Services, is located in Yonkers, New York and is approximately 15,000 square feet.  The office space is leased from our chairman and chief executive officer.  A lease renewal option was exercised on December 1, 2010 extending the lease until December 31, 2011 at a lower monthly rent of $10,000 plus operating expenses including real estate taxes.  The lease can be renewed for three additional one-year periods at a monthly rent of $20,000 plus operating expenses including real estate taxes.  We also leased 7,232 square feet of office space used by our TBS Houston office that is located in Houston, Texas.   The lease, which runs from October 1, 2009 to September 30, 2014, provides for monthly rent of $8,255 through October 2011, after which monthly rent increases to $8,463 through October 2012, $8,677 through October 2013 and $8,898 through October 2014.  We lease a 40,000 square feet warehouse located in Houston, Texas pursuant to a lease agreement expiring June 30, 2012.  On November 1, 2010, the entire warehouse was sub-leased to a third party at the same monthly rental that we are obligated to pay under the lease.  Under the sub-lease, which expires June 30, 2012, the monthly rent payable is $22,400 through June 2011 and $22,800 through June 2012.

We lease approximately 12,520 square feet of office space located in Scarsdale, New York at a monthly rent of approximately $20,867 plus an additional charge for real estate tax escalations. The lease expires on December 1, 2011.

We believe that our facilities are generally adequate for current and anticipated future use.

Item 3.  Legal Proceedings.

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

Item 4.  (Removed and Reserved)

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

During 2010, the Class A common shares of TBS International Ltd. traded on the NASDAQ Global Select Market ordinary shares under the symbol "TBSI".  Our Class A ordinary shares began to trade on the NASDAQ Global Select Market under the same symbol on January 7, 2010.  Our Class B ordinary shares and Series B preference shares are not publicly traded.  We refer to both the Class A common shares and Class A ordinary shares as our “Class A ordinary shares”.

The following table sets forth, for the periods indicated, the high and low prices for the Class A ordinary shares as reported on the NASDAQ Global Select Market:

	Price of one TBSI Ordinary Share
Year Ended December 31, 2010	HIGH	LOW
Fourth Quarter	$5.57	$2.71
Third Quarter	$6.79	$5.25
Second Quarter	$8.97	$6.07
First Quarter	$7.70	$5.21

	Price of one TBSI Common Share
Year Ended December 31, 2009	HIGH	LOW
Fourth Quarter	$9.97	$7.17
Third Quarter	$9.78	$6.15
Second Quarter	$11.90	$6.35
First Quarter	$13.95	$5.04

The graph and accompanying table below sets forth, for the periods shown, a comparison of the change in the cumulative total shareholder return on the Class A ordinary shares against the cumulative total return of the NASDAQ Composite Index, a broad-based market index, and the NASDAQ Transportation Index, a peer group of common stocks of companies in the transportation industry, assuming an initial investment of $100.  Such returns are based on historical results and are not intended to suggest future performance.

	Cumulative Return Comparison
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2007	2008	2009	2010
TBS International plc ("TBSI")	86.11	325.71	98.82	72.41	28.57
NASDAQ Transportation Index	124.67	129.06	90.98	94.20	123.68
NASDAQ Composite Index	117.42	128.94	76.67	110.32	128.97

Holders

As of March 2, 2011, there were 7,131 holders of record of our Class A ordinary shares, 12 holders of record of our Class B ordinary shares, and 3 holders of our Series B preference shares.

Dividend and Dividend Policy

Distributions made by us will generally be subject to dividend withholding tax at Ireland’s standard rate of income tax (currently 20%). For dividend withholding tax purposes, a dividend includes any distribution made by TBS International plc to its shareholders, including cash dividends, non-cash dividends and additional stock or units taken in lieu of a cash dividend. TBS International plc is responsible for withholding dividend withholding tax and forwarding the relevant payment to the Irish Revenue Commissioners.

U.S. Holders

Dividends paid to U.S. residents will not be subject to Irish dividend withholding tax provided that:

•
in the case of shareholders who hold TBS International plc shares beneficially through banks, brokers, trustees, custodians or other nominees, which in turn hold those shares through DTC, the address of the beneficial owner in the records of his or her broker is in the United States and this information is provided by the broker to the qualifying intermediary of TBS International plc; or

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

Relevant territory holders

Dividends paid to “relevant territory” residents will not be subject to Irish Dividend Withholding Tax (“DWT”) provided that the holders have filed the relevant Irish DWT exemption forms, in the case of shares held directly, with the company or its transfer agent, and, in the case of shares held beneficially through DTC, with their broker who then transmits the forms to the Company.

Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2010 is disclosed in "Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and in "Note 15 – Stock Plans" to our consolidated financial statements.

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

Item 6.   Selected Financial Data.

The selected historical consolidated financial data presented below should be read in conjunction with the consolidated financial statements and notes thereto and "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations", included in this Report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except for share and per share amounts)
Revenue
Voyage revenue	$295,830	$247,980	$518,907	$261,509	$187,147
Time charter revenue	105,824	51,201	83,883	88,365	63,114
Logistics revenue (1)	9,479	2,689	7,000	668
Other revenue	700	646	1,843	2,379	1,460
Revenue	411,833	302,516	611,633	352,921	251,721

Operating expenses
Voyage	144,533	113,084	172,929	89,241	81,389
Logistics (1)	6,543	2,193	5,717	557	-
Vessel	120,769	104,046	110,354	85,958	63,205
Depreciation of vessels
and other fixed assets	103,637	95,870	73,479	36,022	29,867
General and administrative	49,357	37,265	39,879	38,703	27,256
Loss (gain) from sale of vessels (2)	5,154			814	(2,180)
Vessels impairment (3)	201,700
Total operating expenses	631,693	352,458	402,358	251,295	199,537
(Loss) income from operations	(219,860)	(49,942)	209,275	101,626	52,184

Other (expenses) and income
Interest expense	(27,486)	(17,119)	(17,228)	(10,394)	(11,577)
Other income	(216)	21	2,048	983	1,810
(Loss) on early extinguishment of debt (4)	(200)		(2,318)		(3,357)
Gain on sale and insurance recovery of vessel (5)				6,034
Total other (expenses) and income	(27,902)	(17,098)	(17,498)	(3,377)	(13,124)

Net (loss) income	(247,762)	(67,040)	191,777	98,249	39,060

Less: Net (loss) attributable to
noncontrolling interest	(2,496)

Net (loss) income attributable to TBS International plc	$(245,266)	$(67,040)	$191,777	$98,249	$39,060

Net (loss) income per ordinary share
Basic (6)	$(8.12)	$(2.25)	$6.53	$3.49	$1.39
Diluted (6)	$(8.12)	$(2.25)	$6.53	$3.49	$1.39
Weighted average ordinary shares outstanding
Basic (6)	30,217,210	29,843,566	29,263,292	28,029,340	27,998,843
Diluted (6)	30,217,210	29,843,566	29,263,292	28,029,340	27,998,843

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$18,976	$51,040	$131,150	$30,498	$12,007
Working capital	(299,616)	(285,823)	104,311	1,744	(3,816)
Total assets	686,321	953,588	1,041,685	559,113	403,091
Total Debt	332,259	351,247	383,074	180,166	125,804
Obligations under capital leases, including
current portion					21,355
Total shareholders' equity	296,874	537,728	598,296	319,563	223,604

	Year Ended December 31,
	2010	2009	2008	2007	2006
Other Operating Data:
Controlled vessels (at end of period) (7)	49	48	47	36	34
Chartered vessels (at end of period) (8)	3			1	1
Voyage Days (9)	11,435	11,470	14,904	11,868	12,119
Vessel days (10)	18,359	17,567	16,337	13,236	12,701
Tons of cargo shipped (in thousands)	10,329	8,788	9,315	6,621	4,368
Revenue per ton (11)	$28.64	$28.22	$55.70	$39.49	$42.85
Tons of cargo shipped, excluding
aggregates (in thousands) (12)	4,706	4,727	5,109	3,447	3,227
Revenue per ton, excluding
aggregates (11) (12)	$54.30	$45.36	$88.08	$68.79	$54.67
Chartered -out days	5,818	4,733	3,004	3,659	4,301
Chartered -out rate per day	$18,189	$10,818	$27,924	$24,150	$14,674

(1)	Represents revenue and related costs for cargo and transportation management services.

(2)	Represents a 2010 loss of $5.2 million on the sale of the Savannah Belle, a 2007 loss of $0.8 million on the sale of the Maya Princess and a 2006 gain of $2.2 million on the sale of the Dakota Belle.
(3)

Based on our evaluation of the events and circumstances surrounding the valuation of our vessels during the fourth quarter of 2010 including continued significant declines in freight and charter rates and decreases in vessel values, we conducted an impairment analysis of our long-lived assets as of December 31, 2010.  Based on our analysis, a $201.7 million noncash impairment on our vessels was recorded at December 31, 2010.   Basic and diluted earnings per ordinary share for the year ended December 31, 2010 decreased $6.67 as a result of the noncash impairment charge.

(4)
The 2010 loss on extinguishment of debt represents the write off of unamortized deferred financing costs for the Bank of America (“BOA”) Credit Facility made in connection with the final loan amendments and waivers to our credit facilities.  The 2008 loss on extinguishment of debt represents the write off of unamortized deferred finance costs in connection with the March 2008 refinancing of the Bank of America credit facility.  The 2006 loss on early extinguishment of debt represents the write-off of unamortized debt finance costs of $1.3 million and the payment of loan prepayment fees of $2.1 million when we repaid most of our then existing credit facilities in July 2006.

(5)
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

(6)
In 2009, we adopted the applicable provisions of FASB ASC Topic 260 – Earnings per Share and computed earnings per ordinary share using the two-class method for participating securities and nonvested share-based payment awards that contain non-forfeitable rights to dividends. The adoption of the provisions did not have a material impact on the Company’s previously issued consolidated financial statements; however, for comparability purposes, we recalculated and restated our previously reported earnings per share. Basic earnings per ordinary share for the years ended December 31, 2008, 2007 and 2006 decreased $0.02, $0.02 and $0.01, respectively, from the amounts previously disclosed in our prior filings.  Diluted earnings per ordinary share for the years ended December 31, 2008 and 2007 decreased $0.01 from the amounts previously disclosed in our prior filings and there was no change for the year ended December 31, 2006.

(7)	Controlled vessels are vessels that we own or charter-in with an option to purchase. As of December 31, 2010, two vessels in our controlled fleet were chartered-in with an option to purchase.

(8)
Represents vessels that we charter-in under short-term charters (less than one year at the start of the charter) and charter-in of vessels under long-term charters without an option to purchase.  Includes three Brazilian flagged vessels chartered in under a bareboat charter through our joint venture Log-Star as of December 31, 2010.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

    The following is a discussion of our financial condition at December 31, 2010 and 2009 and our results of operations comparing the years ended December 31, 2010 and 2009 and years ended December 31, 2009 and 2008.  You should read this section in conjunction with our consolidated financial statements, including the related notes to those financial statements included elsewhere in this Annual Report.

Overview

    We are an ocean transportation services company that provides worldwide shipping solutions to a diverse client base of industrial shippers.  We operate liner, parcel and bulk services and vessel chartering supported by a fleet of multipurpose tweendeckers and handysize/handymax bulk carriers. We differentiate ourselves from traditional dry cargo shipping companies by offering our Five Star Service: ocean transportation, projects, operations, port services, and strategic planning.

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

    Freight voyage rates were almost flat in 2010 as compared to 2009; however, we were able to take advantage of the availability of our vessels to serve the time charter market where the rates were higher in 2010 as compared to 2009.  Towards the end of 2010, a combination of factors such as bad weather and natural disasters worldwide dampened any hopes of recovery.  These factors continue to adversely affect our revenues, market values of our vessels, and our ability to maintain financial ratios as required by our credit facilities.  In early 2011, we have experienced further deterioration in the daily revenue rates and we are unable to predict with any degree of certainty how global economic conditions will affect the shipping industry and us.

We took certain countermeasures in 2010 such as issuing equity to our executives and employees in lieu of cash compensation, freezing salaries, continuing our cost cutting program, negotiating loan modifications, reducing capital expenditures and continuing to scale back our accelerated steel renewal and reinforcement program.  We plan to continue and intensify these efforts.

Going Concern

With the consent of our lenders, in September 2010, we ceased paying installments of principal due on our indebtedness. Our lenders agreed not to take any action as a result while we collectively sought to negotiate new terms of our existing debt.  Effective January 28, 2011, we and our lenders agreed on a restructuring of our debt repayment schedules and modifications of the covenants under our credit facilities, and our lenders agreed to waive any existing defaults under those agreements.  Our lenders, as a condition to the restructuring of our credit facilities, required three significant shareholders who also are key members of our management to agree to provide up to $10.0 million of new equity in the form of Series B Preference Shares.

Starting in late May 2010, the Baltic Dry Index, which measures the demand for shipping capacity versus the supply of dry bulk carriers, started to decline dramatically from a high of 4,209 on May 26, 2010 to a recent low of 1,043 on February 4, 2011. Our management believes that there are many reasons for this decline, including the large amount of additional tonnage from recent newbuilds in all vessel sizes as well as natural occurrences that significantly depressed the amount of available cargoes, such as the harsh summer in the grain growing regions of Russia and Ukraine and the recent devastating floods in Australia and Brazil.  As a direct result of this imbalance of supply and demand, freight rates across the ocean shipping industry in all vessel sizes have declined dramatically as owners and charterers compete for cargoes. The reduction in our freight rates in this market environment has directly and adversely affected our revenues and cash flows and caused us to enter into negotiations with our lenders to seek modifications of certain financial covenants in our credit facilities.  In addition, oil prices recently have spiked as a result of turmoil in certain key oil producing nations in the Middle East and North Africa.

We currently are in compliance with all financial covenants relating to our debt.  However, absent waivers, we would not have been in compliance with loan to value requirements on the Credit Suisse and Berenberg lines of credit as of December 31, 2010.  Due to the continuing imbalance of supply and demand, we are operating at freight and charter rates that would cause us to fail to comply with certain financial covenants in our credit facilities, even as recently modified. Unless the Baltic Dry Index, and in particular the freight and charter rates that we are able to obtain, strengthen significantly in the near future, it is likely that by June 30, 2011 we would fail to meet the tests under certain of our financial covenants and that we would need to enter into further negotiations with our lenders to seek further modifications of those financial covenants.  Failure to meet these tests would have a material adverse affect on our business operations, financial condition, and liquidity, and would raise substantial doubt about our ability to continue as a going concern.

We cannot assure you that our lenders would be willing to negotiate further changes to our financial covenants if necessary due to any failure of our freight and charter rates to improve significantly in the near term.  In those circumstances, our lenders could declare the outstanding principal of all of our debt to be due and payable immediately and seek foreclosure upon all of our vessels and any other collateral securing our debt, and we would be required to seek protection under applicable bankruptcy laws.

Generally accepted accounting principles require that long-term debt be classified as a current liability when either a covenant violation that gives the lender the right to call the debt has occurred at the balance sheet date or such a covenant violation would have occurred absent a waiver of the covenant and, in either case, it is probable that the covenant violation will not be cured within the next 12 months. Accordingly, we have classified our long term debt as a current liability in our consolidated balance sheet at December 31, 2010. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

New Vessel Construction

The first of six newbuild vessels was delivered in 2009; two each were delivered during 2010 and the first quarter of 2011, and the remaining vessel is expected to be delivered during the second quarter of 2011.

Impairment

Our fleet at December 31, 2010 numbered 49 vessels.  We perform impairment analyses of long-lived assets when certain triggering events occur such as significant decreases in the assets market value, significant changes in the assets’ physical condition, and significant changes in the operating or cash flow losses associated with the use of the long-lived assets, combined with a history of operating or cash flow losses. Impairment is recognized when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. Historically, both freight rates and vessel values tend to be volatile. The carrying value of our fleet may not represent their fair market value at any point in time since the market prices of second-hand vessels tend to fluctuate. Our impairment calculations contain uncertainties because they require management to make assumptions about future cash flows. These assumptions are based on historical trends as well as future expectations. While management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate, such assumptions are highly subjective.

Based on our impairment analyses performed at year end 2010, management concluded that events and circumstances during the fourth quarter of 2010 suggested a possible impairment of our long-lived assets. As a result, we performed an impairment assessment of our long-lived assets. The significant factors and assumptions we used in estimating undiscounted cash flows included revenues, cargo volumes, capital expenditures and operating expenses. We based our revenue assumptions on a number of factors estimated over the remaining life of our vessels, including historical and projected freight and charter rates, current market conditions and the age of our vessels. We estimated operating expenses using an annual escalation factor. Our historical experience with the shipping industry also informed our assumptions and estimates. At December 31, 2010 we recognized a noncash impairment charge of $201.7 million, which reduced our net fixed assets at December 31, 2010 by an equal amount.

The assumptions and estimates we used in our impairment analysis are highly subjective and could be negatively affected by further declines in freight or charter rates, further decreases in the market value of vessels or other factors, which could require us to record additional material impairment charges in future periods.  See "Summary of Critical Accounting Policies and Basis of Presentation ".

As of May 31, 2010, we performed our annual impairment analysis of goodwill, which indicated that there was no impairment.  Subsequent to our analysis and as of December 31, 2010, no events occurred that indicated that there was an impairment of goodwill during the year 2010.  In December 2010, the FASB issued update No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force) ", to FASB ASC Topic 350 – Intangibles – Goodwill and Other requiring reporting units with zero or negative carrying amounts to test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists.   The new guidance must be applied for the first time during the quarter ending March 31, 2011.   Our most recent tests did not indicate any impairment of goodwill because the reporting units had negative carrying amounts.  Under current accounting guidance an entity can assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired.  We are assessing the potential impact of this new guidance on our consolidated financial statements which could result in an impairment of our goodwill which was $8.4 million at December 31, 2010.  In the period of adoption of this guidance, any impairment of goodwill will be charged to shareholders’ equity.

Non-GAAP Financial Measures

    “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) includes  financial measures prepared in accordance with United States generally accepted accounting principles (“GAAP”) and one non-GAAP financial measure, “Adjusted EBITDA”.  Adjusted EBITDA is calculated by adding to Net Income or (Loss) as presented in the Consolidated Statements of Operations:

i)	net interest expense,
ii)	income taxes,
iii)	depreciation, and amortization charges,
iv)	noncash impairment charges relating to goodwill and vessels.

    This definition of Adjusted EBITDA includes an add back for noncash impairment charges relating to goodwill and vessels which may not be comparable to other definitions of EBITDA.  Adjusted EBITDA should not be used as a substitute for GAAP financial measures, or considered in isolation for the purpose of analyzing our operating performance or liquidity.

We use EBITDA as a liquidity measure.  We believe that EBITDA is useful to investors because our industry is capital intensive and this measure serves as an alternative indicator of our ability to satisfy our debt obligations and meet our covenant requirements (see "Note 11 – Financing" to our consolidated financial statements).  Adjusted EBITDA is the starting point in calculating EBITDA as defined for covenant calculations and is calculated by adding to Adjusted EBITDA:

i)	net losses from sales of vessels,
ii)	noncash equity compensation,
iii)	losses attributable to joint-ventures (Log-Star, GAT-TBS, Panamerican Port Services, ST Logistics, and the Jamaican Mine),

 and subtracting

i)	all net gains from the sales of vessels, and
ii)	any income or gains attributable to the joint-ventures listed above.

Drydocking

Vessels must be drydocked twice during a five-year cycle.  Excluding the three newly built vessels, our controlled fleet of 46 vessels, at December 31, 2010, would require approximately 92 drydockings over five years for an average of 18 vessels per year.  The first drydocking of a newly constructed vessel, which would be a special survey of the vessel, is typically done five years after delivery of the vessel from the shipyard.

    During 2010, 15 vessels, requiring approximately 1,571 metric tons of steel, were in drydock for 399 days.  A summary by quarter is as follows:

	Number of vessels in drydock from previous quarter	Number of vessels entering drydock during quarter	Number of drydock days during quarter		Approximate metric tons (MT) of steel installed
Actual
First Quarter 2010	2	2	73	days	85	MT
Second Quarter 2010		5	110	days	481	MT
Third Quarter 2010	2	3	155	days	400	MT
Fourth Quarter 2010		3	61	days	605	MT
Total for 2010		13	399	days	1,571	MT

    Presented in the table below is our preliminary quarterly drydock schedule for vessels we anticipate to be in drydock during 2011, including an estimated number of drydock days and metric tons of steel renewal. Our estimates are based on current and anticipated congestion in the repair shipyards, which could be adversely affected by unanticipated inclement weather or congestion in the shipyard.  Further, our drydock schedule is subject to changes based on unanticipated commercial and operational needs of our business.

	Number of vessels in drydock from previous quarter	Number of vessels entering drydock during quarter	Number of drydock days during quarter		Approximate metric tons (MT) of steel installed
Actual
First Quarter 2011	1	5	148	days	640	MT
Second Quarter 2011	3	2	111	days	175	MT
Third Quarter 2011		4	115	days	480	MT
Fourth Quarter 2011		5	128	days	470	MT
Total for 2011		16	502	days	1,765	MT

We estimate that vessel drydockings that require less than 100 metric tons of steel renewal will take from 25 to 35 days and that vessel drydockings that require 100 to 500 metric tons of steel renewal will take from 35 to 55 days. We capitalize vessel improvements, including steel renewal and reinforcement, in connection with the first drydocking after we acquire vessels.

Components of Revenue and Expense

We report our revenue as voyage revenue, reflecting the operations of our vessels that are not chartered out, and charter revenue, reflecting the operations of our vessels that have been chartered out to third parties.  For voyages in progress at December 31, 2010, 2009 and 2008, we recognized voyage expense as incurred and recognized voyage revenues ratably over the length of the voyage, all in accordance with the guidance outlined in FASB ASC Topic 605 - Revenue Recognition.  When a loss is forecast for a voyage, the full amount of the anticipated loss is recognized in the period in which that determination is made.  Probable losses on voyages are provided for in full at the time such losses can be estimated.  Based upon the terms of the customer agreement a voyage is deemed to commence upon the completion of discharge of the vessel's previous cargo and is deemed to end upon the completion of discharge of the current cargo.  We apply the “discharge-to-discharge” method for recognizing revenues only on customer agreements that are non-cancelable.  Revenue from time charters in progress is calculated using the daily charter hire rate, net of daily expenses multiplied by the number of charter-out days that the vessel was on-hire through period end.  Vessel operating expenses for both voyage and time charters are expensed as incurred.

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

The FASB, as outlined in ASC Topic 805 - Business Combinations, provides guidance for accounting for the acquisition of assets rather than a business.  It states that for a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its output to customers.  The purchase of a vessel alone cannot operate or generate revenue or constitute a business operation without the significant inputs and processes that we provide, as described below:

•	We provide our own captains, senior officers and crew to the vessels.
•
The vessels are managed by our subsidiary Roymar. All of the functions of vessel management, from technical ship management to crewing, vessel maintenance and drydocking, are conducted by Roymar, in a manner different from the prior manager, according to our standards.

•
The necessary commercial activities - maintaining customer relationships, providing local teams of commercial agents and port captains, and offering transportation management skills and logistics solutions - are provided by our subsidiary TBS Shipping Services and our affiliate TBS Commercial Group.

•	The vessels will operate under our trade name and carry our distinctive native peoples’ naming conventions.

    The revenue-producing activity of the vessels we purchase will be generated from carrying cargoes for our customers on the routes we serve. The vessels we purchase are operated by different parties than their former owners, serve different customers, carry different cargoes, charge different rates, cover different routes and, in all respects engage in a different business with different revenues, costs and operating margins. The profitable operation of the vessels we purchase will depend on our skill and expertise.

Results of Operations

Year ended December 31, 2010 compared to year ended December 31, 2009

	Year Ended December 31,
	2010		2009		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage revenue	$295,830	71.8	$247,980	82.0	$47,850	19.3
Time charter revenue	105,824	25.7	51,201	16.9	54,623	106.7
Logistics revenue	9,479	2.3	2,689	0.9	6,790
Other revenue	700	0.2	646	0.2	54	8.4
Total revenue	$411,833	100.0	$302,516	100.0	$109,317	36.1

Voyage revenue

    To provide a more complete analysis of our operations, selected key metrics, including voyage days, revenue tons ("RT") and average freight rates are shown for all cargoes and separately, for non-aggregate cargoes and aggregate cargoes. Aggregate cargoes are high-volume, low freighted cargo consisting principally of construction materials such as crushed stone. While average freight rates on aggregate cargoes are lower than average freight rates on other types of cargoes, voyage costs are also lower resulting in comparable daily time charter equivalent rates. The table below shows key metrics related to voyage revenue:

	Year ended December 31,
	2010	2009	Increase (Decrease)
Voyage Revenue (in thousands)	$295,830	$247,980	$47,850	19.3%
Number of vessels (1)	31	31
Days available for hire (2)	11,711 days	11,680 days	31	0.3%
Freight voyage days (3)	11,435 days	11,470 days	(35)	(0.3)%
Revenue tons carried (thousands) (4)
For all cargoes	10,329 RT	8,788 RT	1,541	17.5%
Other than aggregate cargoes	4,706 RT	4,727 RT	(21)	(0.4)%
Aggregate cargoes	5,623 RT	4,061 RT	1,562	38.5%
Freight Rates (5)
For all cargoes	$28.64	$28.22	$0.42	1.5%
Other than aggregate cargoes	$54.30	$45.36	$8.94	19.7%
Aggregate cargoes	$7.17	$8.27	$(1.10)	(13.3)%
Daily time charter equivalent rates (6)	$13,721	$12,069	$1,652	13.7%

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.
(2)	Number of days that our vessels were available for hire, not including vessels chartered out.
(3)	Number of days that our vessels were earning revenue, not including vessels chartered out.
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

The 19.3% increase in voyage revenue during 2010 was driven both by an increase in voyage tons carried and freight rates.  Overall average freight rates for all cargoes increased slightly by $0.42 per ton, or 1.5%, to $28.64 per ton for the year ended December 31, 2010, as compared to $28.22 per ton in 2009.

Average freight rates for cargoes other than aggregates increased $8.94 per ton, or 19.7%, to $54.30 per ton for the year ended December 31, 2010, as compared to $45.36 in 2009.  This was primarily driven by a strengthening of freight rates for agricultural products, forest products, rolling stock, and concentrates.

Average freight rates for aggregate cargoes decreased $1.10 per ton, or 13.3%, to $7.17 per ton for the year ended December 31, 2010, as compared to $8.27 per ton in 2009.  The decrease in average freight rates for aggregates was mainly due to lower average revenue earned, which includes demurrage revenue, on each voyage caused by decreased port congestion that reduced demurrage revenue.  Demurrage revenue is the additional compensation for the detention of a vessel by a customer beyond the time allowed for loading or unloading.

Revenue tons carried increased approximately 1.5 million RT or 17.5% to 10.3 million RT for the year ended December 31, 2010 from 8.8 million RT in 2009.  This increase was primarily due to an increase of approximately 1.6 million RT in aggregates carried during the year ended December 31, 2010 as compared to 2009.  This can be attributed to an increase in the number of spot voyages of aggregates in 2010.  During the year ended December 31, 2010, our spot voyages of aggregates were higher than aggregate cargoes carried under contracts of affreightment as compared to 2009.  A Contract of Affreightment ("COA") obligates the charterers to transport a specified quantity, at a specified rate over a specified number of voyages or through a specified period of time.

For the years ended December 31, 2010 and 2009, we had COAs that expire through December 2013 and 2011, respectively, for principally aggregate cargoes, under which we carried approximately 3.3 million RT and 3.7 million RT, which generated $46.7 million and $53.6 million, of voyage revenue.  Revenue tons carried under COAs during the year ended December 31, 2010 decreased compared to 2009 because of the fulfillment of two large aggregates contracts prior to 2010.

The following table shows voyage revenues attributed to our principal cargoes:

	Year Ended December 31,
	2010		2009		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	%
Steel products	$105,607	35.7	$60,063	24.2	$45,544	75.8
Metal concentrates	41,171	13.9	37,469	15.1	3,702	9.9
Aggregates	40,295	13.7	33,561	13.5	6,734	20.1
Agricultural products	36,352	12.3	51,417	20.7	(15,065)	(29.3)
Other bulk cargo	33,903	11.5	26,483	10.7	7,420	28.0
General cargo	11,328	3.8	9,826	4.0	1,502	15.3
Rolling stock	8,710	2.9	5,765	2.3	2,945	51.1
Fertilizers	6,928	2.3	4,488	1.8	2,440	54.4
Project cargo	5,188	1.8	10,067	4.1	(4,879)	(48.5)
Automotive products	3,853	1.3	4,426	1.8	(573)	(13.0)
Other	2,495	0.8	4,415	1.8	(1,920)	(43.5)
Total voyage revenue	$295,830	100.0	$247,980	100.0	$47,850	19.3

Time charter revenue

The key factors driving time charter revenue for the years 2010 and 2009 are as follows:
	Year ended December 31,
	2010	2009	Increase (Decrease)
Time Charter Revenue (in thousands)	$105,824	$51,201	$54,623	106.7%
Number of vessels (1)	16	13	3	23.1%
Time Charter days (2)	5,818	4,733	1,085	22.9%
Daily charter hire rates (3)	$18,189	$10,818	$7,371	68.1%
Daily time charter equivalent rates (4)	$16,958	$10,070	$6,888	68.4%

(1)	Weighted average number of vessels chartered out.
(2)	Number of days the vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Daily Time Charter Equivalent or "TCE" rates for vessels that are time chartered out are defined as time charter revenue during the period reduced principally by commissions and certain voyage costs (for which we are responsible under some time charters) divided by the number of available time charter days during the period.  Voyage costs incurred under time charters were $2.4 million and $1.4 million for the years ended December 31, 2010 and 2009, respectively.  These voyage costs include fuel costs (resulting from fuel price differentials between the time a vessel was delivered out to the charterer and the time of redelivery) and the cost for ballasting vessels to time charter delivery ports.  No deduction is made for vessel or general and administrative expenses.  Commission for vessels that were time chartered out for the years ended December 31, 2010 and 2009 were $4.8 million and $2.1 million, respectively.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

The increase in time charter revenue during the year ended December 31, 2010 as compared to 2009 was principally caused by a 68.1% increase in time charter rates and a 22.9% increase in time charter out days.  Average time charter rates for 2010 rebounded from their low point in 2009 with most of the increase in daily rates occurring during the first half of 2010.  During the second half of 2010, while the rates were still higher as compared to the same period in 2009, there was a drop in daily charter hire rates as well as time charter days when compared to the first half of 2010.  Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.

During the year ended December 31, 2010, more vessels were available for time charter-out due to a lower demand for voyage cargoes in our established routes.

Logistics revenue

Logistics revenues represent revenues for both ocean and in-land transportation of cargo.  Logistics revenue increased $6.8 million for the year ending December 31, 2010 as compared to 2009 due mainly to an expansion into new markets.

Operating expenses:

	Year Ended December 31,
	2010		2009		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage expense	$144,533	35.1	$113,084	37.4	$31,449	27.8
Logistics	6,543	1.6	2,193	0.7	4,350	198.4
Vessel expense	120,769	29.3	104,046	34.4	16,723	16.1
Depreciation and amortization	103,637	25.2	95,870	31.7	7,767	8.1
General and administrative	49,357	12.0	37,265	12.3	12,092	32.5
Net loss on sale of vessel	5,154	1.3			5,154
Vessels impairment	201,700	49.0			201,700
Total operating expenses	$631,693	153.5	$352,458	116.5	$279,235	79.2

Voyage expense

The principal components of voyage expense were as follows:

	Year Ended December 31,
	2010			2009			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of 2009 Expense	As a % of Voyage & Time Charter Revenue
Fuel expense	$69,314	48.0	17.3	$55,418	49.0	18.5	$13,896	25.1	(1.2)
Commission expense	20,794	14.4	5.2	15,123	13.4	5.1	5,671	37.5	0.1
Port call expense	28,423	19.7	7.1	23,882	21.1	8.0	4,541	19.0	(0.9)
Stevedore and other
cargo-related expense	15,390	10.6	3.8	10,669	9.4	3.6	4,721	44.3	0.2
Miscellaneous voyage
expense	10,612	7.3	2.6	7,992	7.1	2.7	2,620	32.8	(0.1)
Voyage expense	$144,533	100.0	36.0	$113,084	100.0	37.9	$31,449	27.8	(1.9)

Voyage expense increased $31.4 million or 27.8% for the year ending December 31, 2010 as compared to 2009, principally due to an increase in fuel and commission expenses.

The increase in fuel expense was the result of an increase in the average price per metric ton, or MT, partly offset by a decrease in consumption.  For the year ending December 31, 2010, the average price per MT increased $140 per MT or 37% to $514 per MT from $374 per MT for the same period in 2009.  Consumption decreased 13,331 MT or 9.0% to 134,747 MT for the year ending December 31, 2010 from 148,078 MT in 2009 due to an increase in time-chartered-out vessels and lower daily average fuel consumption per vessel.   When vessels are time-chartered out, the cost of fuel is the responsibility of the charterer except under some time charter out of vessels in the Brazilian coastal trade.  Average fuel cost per freight voyage day was $6,111 for the year ending December 31, 2010 and $4,832 for the same period in 2009.

Port call expense varies from period to period depending on the number of port calls, port days and cost structure of the ports called upon. The increase in port call expense during the year ended December 31, 2010 is primarily due to an increase in the number of port calls and total port days.  During 2010, the number of port calls increased to 1,160 from 1,037 during 2009.  The aggregate port days increased 101 days in 2010 to 5,705 port days as compared to 5,604 port days in 2009.

The 37.5% increase in 2010 commission expense is principally caused by the 34.3% increase in 2010 freight and time charter revenue as compared to 2009.

The increase in stevedore and other cargo-related expense for year ended December 31, 2010 as compared to 2009 was primarily due to a change in the mix of revenue booked under different shipping terms. Most cargo was booked under "full liner" terms. For analysis purposes we group cargoes into three categories: (1) cargo booked under "free-in free-out" terms which are shipments for which the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading and (3) cargo booked under a combination of "free-in free-out" and "full liner" terms.

Logistics expenses

Logistics expenses, which represent expenses associated with logistics movements, increased $4.3 million to $6.5 million for the year ended December 31, 2010 from $2.2 million in 2009.  Logistics operating margins improved to 31.0% for the year ended December 31, 2010 as compared to 18.4% in 2009, mainly due to our ability to pass on more logistics expenses to customers.

Vessel expense

The following table sets forth the basic components of vessel expense:

	Year Ended December 31,
	2010		2009		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage
Vessel operating expense	$108,424	89.8	$92,593	88.9	$15,831	17.1
Chartered-in expense	3,633	3.0	3,597	3.5	36	1.0
Controlled vessel expense	7,161	5.9	6,538	6.3	623	9.5
Space charter expense	1,551	1.3	1,318	1.3	233	17.7
Vessel expense	$120,769	100.0	$104,046	100.0	$16,723	16.1

Vessel operating expense for the year ended December 31, 2010 was higher as compared to 2009 mainly due to higher maintenance and crew related expenses. This resulted in a $285 increase in the average operating expense day rate for our controlled fleet (excluding the Brazilian flagged vessels) which was $5,650 per day for the year ended December 31, 2010 as compared to $5,365 per day in 2009.   Vessel operating expenses increased due to a higher average number of controlled vessels and the addition of the Brazilian flagged vessels during 2010 as compared to 2009.  The average number of controlled vessels increased to 49 vessels (excluding three Brazilian flagged vessels) during the year ended December 31, 2010, as compared to an average of 47 vessels for the same period in 2009.  Increases in our controlled fleet translate to an increase in vessel days, which are the total days we operate our controlled vessels. The Rockaway Belle, which was delivered in September 2009, the Dakota Princess, which was delivered in March 2010, and the Montauk Maiden, which was delivered in September 2010, offset by the disposal of the Savannah Belle in July 2010, increased vessel days by 502 days to 17,756 days during the year ended December 31, 2010 from 17,254 days in 2009. The average operating expense day rate for the Brazilian flagged ships was $18,105 per day. The higher operating expense day rate as compared to the non-Brazilian flagged vessels is due to higher crew compensation costs for the Brazilian crew and higher maintenance expenses.

Controlled vessel expense consists of charter hire-in costs for two vessels under separate charter agreements that contain purchase options. We charter-in under bareboat charters the Laguna Belle and the Seminole Princess, both of which were part of a sale/leaseback transaction that we entered into in January 2007.  In connection with the waiver we obtained of financial covenants contained in the charter agreements, the charter terms were revised effective February 1, 2010, increasing the average daily charter rate per vessel by $208 per day over the remaining term of the charters.

Depreciation and amortization

Depreciation and amortization expense increased $7.8 million due to increased vessel improvements and to a lesser extent, the growth of our owned/controlled fleet.

General and administrative expense

General and administrative expense increased $12.1 million during the year ended December 31, 2010 as compared to 2009.  Salaries and other related expenses increased $8.4 million primarily due to a $5.9 million stock-based compensation awarded to employees during 2010.  Charter hire receivable write-offs were approximately $1.4 million higher during the year ended December 31, 2010 as compared to 2009, primarily due to a $1.8 million receivable write-off relating to a former customer.  During the year ended December 31, 2010, $1.3 million of general and administrative expense was incurred by Log-Star.

Net loss on sale of vessel

    On June 29, 2010, the Company signed a Memorandum of Agreement to sell the Savannah Belle.  The cost of vessel and improvements less accumulated depreciation totaled $7.6 million.  The sale was completed on July 20, 2010 and the net proceeds from the sale were used to pay down the Bank of America Revolving Credit Facility (“BOA Revolver”).  For the year ended December 31, 2010, a $5.2 million charge was recorded as net loss on sale of vessel.

Impairment of Long Lived Assets

    Based on our evaluation of the events and circumstances surrounding the valuation of our vessels during the fourth quarter of 2010, including continued significant declines in freight and charter rates and decreases in the market value of vessels, we conducted an impairment analysis of our long-lived assets as of December 31, 2010.  Based on our analysis, a $201.7 million noncash impairment on our vessels was recorded at December 31, 2010.  Please refer to "Note 7 – Fixed Assets" to the consolidated financial statements for a more detailed explanation.

Loss from operations

	Year Ended December 31,
	2010		2009		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Income (loss) from operations	$(219,860)	(53.5)	$(49,942)	(16.5)	$(169,918)	340.2
Other (expenses) and income
Interest expense, net	(27,486)	(6.7)	(17,119)	(5.7)	(10,367)	60.6
Loss on extinguishment of debt	(200)				(200)
Other income (expense)	(216)	(0.1)	21		(237)
Net (loss)	(247,762)	(60.3)	(67,040)	(22.2)	(180,722)	269.6

Less: Net (loss) attributable to
noncontrolling interests	(2,496)	(0.6)			(2,496)
Net (loss) attributable to
TBS International plc	$(245,266)	(59.7)	$(67,040)	(22.2)	$(178,226)

    The increase in loss from operations for the year ended December 31, 2010 as compared to the same period for 2009 is mainly attributable to a $201.7 million noncash vessel impairment charge, partly offset by a slight increase in both cargo volumes and freight rates resulting in higher revenues and TCE.  Excluding vessel impairment, loss from operations for the year ended December 31, 2010 improved to a loss of $18.2 million compared to a loss of $49.9 million in 2009.

Interest expense
 Interest expense increased by $10.4 million for the year ended December 31, 2010 as compared to 2009 principally due to higher interest on debt related borrowings as a result of two new ships added to the fleet this year, higher bank margins, and a 2.0% default interest rate paid to some of our lenders during the fourth quarter of 2010, third-party debt issue charges relating to our debt restructuring, and higher amortization of deferred finance charges.  Our average effective interest rate, including the amortization of finance costs and interest swap related costs, increased to approximately 10.2% for the year ended December 31, 2010 as compared to approximately 6.6% (of which 0.6% can be attributed to amortization of finance costs and interest swap related costs) in 2009.  Average bank margins were approximately 5.0% for the year ended December 31, 2010 as compared to approximately 3.7% for 2009.

Loss on extinguishment of debt

The $0.2 million loss on extinguishment of debt in 2010 was due to the write-off of unamortized deferred financing costs for the BOA Revolver made in connection with the final loan amendments and waivers to our credit facilities.

Adjusted EBITDA

The table below shows a reconciliation of Net Cash provided by operating activities to Adjusted EBITDA for the years ended December 31, 2010, and 2009 (in thousands):

	For the year ended December 31,		Increase/
	2010	2009	Decrease
Net Cash Provided by Operating Activities	$65,546	$40,117	$25,429
Net loss attributed to noncontrolling interest	2,496		2,496
Net Cash Provided by Operating Activities attributed to TBS	68,042	40,117	27,925
Adjustments to reconcile net cash
provided by operating activities to EBITDA:
Net Interest expense excluding amortization of finance
costs and non cash change in value of swap contracts	22,106	14,544	7,562
Drydocking expenditures	9,627	15,581	(5,954)
Net change in operating assets and liabilities	987	(22,366)	23,353
Non cash adjustments made to cash provided by
operating activities:
Loss on sale of vessel	(5,154)		(5,154)
Increase in allowance for doubtful debts	(1,918)	(901)	(1,017)
Non cash stock based compensation	(5,933)	(1,115)	(4,818)
Adjusted EBITDA	$87,757	$45,860	$41,897

Cash flows (used) by investing activities	$(71,311)	$(84,867)	$13,556

Cash flows (used) by financing activities	$(26,783)	$(35,360)	$8,578

Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008
	Year Ended December 31,
	2009		2008		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage revenue	$247,980	82.0	$518,907	84.8	$(270,927)	(52.2)
Time charter revenue	51,201	16.9	83,883	13.7	(32,682)	(39.0)
Logistics revenue	2,689	0.9	7,000	1.2	(4,311)	(61.6)
Other revenue	646	0.2	1,843	0.3	(1,197)	(64.9)
Total revenue	302,516	100.0	611,633	100.0	(309,117)	(50.5)

Voyage revenue

The table below provides detailed information for voyage revenue:

	Year Ended December 31,
	2009	2008	Increase/ (Decrease)
Voyage Revenue (in thousands)	$247,980	$518,907	(270,927)	(52.2)%
Number of vessels (1)	31	33	(2)	(6.1)%
Days available for hire (2)	11,680	12,141	(461)	(3.8)%
Freight voyage days (3)	11,470	11,900	(430)	(3.6)%
Revenue tons carried (thousands) (4)
For all cargoes	8,788	9,315	(527)	(5.7)%
Excluding aggregates	4,727	5,109	(382)	(7.5)%
Aggregates	4,061	4,206	(145)	(3.4)%
Freight Rates (5)
For all cargoes	$28.22	$55.70	$(27.48)	(49.3)%
Excluding aggregates	$45.36	$88.08	$(42.72)	(48.5)%
Daily time charter equivalent rates (6)	$12,069	$29,526	$(17,457)	(59.1)%

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Number of days that our vessels were available for hire, not including vessels chartered out.
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

    In 2009 and 2008, we transported approximately 3.7 million revenue tons and 6.4 million revenue tons, respectively, under contracts or COAs and generated approximately $53.6 million and $230.4 million of voyage revenue, respectively.  A COA obligates the charterers to transport a specified quantity, at a specified rate over a specified number of voyages or period.  As of December 31, 2009, we had outstanding COAs to transport approximately 2.4 million revenue tons on contracts expiring through December 2011. We also have requirement or supply agreement COAs which differ from the standard COA. While a standard COA specifies a specific range of tons to be shipped or a number of shipments, requirement COAs require the customer to ship with only their partner when cargo is available. In such a case, there would be no penalty for shipping less cargo than called for or estimated in the requirement COA. We have a requirement COA agreement, which expires in 2019, that calls for approximately 300,000 tons to be shipped during the first four years and approximately 400,000 tons to be shipped the final six years. The quantity of cargo may be increased by mutual agreement and the base rate is $25.50 per ton, which equates to a projected total revenue of approximately $91.8 million.

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
(4)
Daily Time Charter Equivalent or "TCE" rates for vessels that are time chartered out are defined as time charter revenue during the year reduced principally by commissions divided by the number of available time charter days during the period.  Commission for vessels that were time chartered out for the years ending December 31, 2009 and December 31, 2008 were $2.1 million and $3.6 million, respectively. For the years ending December 31, 2009 and 2008, time charter voyages include fuel cost and other miscellaneous voyage costs of $1.4 million and $1.8 million, respectively. The fuel cost, which made up most of the costs, is related to fuel price differentials caused by volatility in the fuel market and the cost for ballasting vessels to time charter delivery ports.  No deduction is made for vessel or general and administrative expenses.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

    The decrease in time charter revenue in 2009 as compared to 2008 was principally caused by a 61.3% decrease in time charter rates.  Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. Average time charter rates for 2009 were negatively influenced by supply and demand imbalances for ocean freight transportation caused by the economic crisis.

     The lower time charter rates were partially offset by an increase in time charter out days.  More vessels were available for time charter-out during 2009 due to the repositioning of vessels and the inability to fully use some vessels in our established voyage business.

Logistics revenue

    Logistics revenues represent revenues for both ocean and in-land transportation of cargo.  Logistics revenue decreased $4.3 million for the year ending December 31, 2009 as compared to 2008 due to the economic slowdown and its negative effect on the demand for logistics services.

Operating expenses:

	Year Ended December 31,
	2009		2008		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage expense	$113,084	37.4	$172,929	28.3	$(59,845)	(34.6)
Logistics expense	2,193	0.7	5,717	0.9	(3,524)	(61.6)
Vessel expense	104,046	34.4	110,354	18.0	(6,308)	(5.7)
Depreciation and amortization	95,870	31.7	73,479	12.1	22,391	30.5
General and administrative	37,265	12.3	39,879	6.5	(2,614)	(6.6)
Total operating expenses	352,458	116.5	402,358	65.8	(49,900)	(12.4)

Voyage expense

    The principal components of voyage expense are as follows:

	Year Ended December 31,
	2009			2008			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of 2008 Expense	As a % of Voyage & Time Charter Revenue
Fuel expense	$55,418	49.0	18.5	$87,342	50.5	14.5	$(31,924)	(36.6)	4.0
Commission expense	15,123	13.4	5.1	29,779	17.2	4.9	(14,656)	(49.2)	0.2
Port call expense	23,882	21.1	8.0	27,511	15.9	4.6	(3,629)	(13.2)	3.4
Stevedore and other
cargo-related expense	10,669	9.4	3.6	18,273	10.6	3.0	(7,604)	(41.6)	0.6
Miscellaneous voyage
expense	7,992	7.1	2.7	10,024	5.8	1.7	(2,032)	(20.3)	1.0
Voyage expense	$113,084	100.0	37.9	$172,929	100.0	28.7	$(59,845)	(34.6)	9.2

    Voyage expense decreased $59.8 million or 34.6% for the year ending December 31, 2009 as compared to 2008, principally due to a decrease in fuel expense and commission expense.

    The decrease in fuel expense was the result of a decrease in the average price per metric ton, or MT, and a decrease in consumption.  For the year ending December 31, 2009, the average price per MT decreased $140 per MT or 27.2% to $374 per MT from $514 per MT for the same period in 2008.  Consumption decreased 21,913 MT or 12.9% to 148,078 MT for the year ending December 31, 2009 from 169,991 MT  in 2008 due to an increase in time-chartered-out vessels and lower daily average fuel consumption per vessel.   When vessels are time-chartered out the cost of fuel is the responsibility of the charterer.  Average fuel cost per freight voyage day was $4,832 for the year ending December 31, 2009 and $7,340 for the same period in 2008.

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

Logistics expenses

Logistics expenses, which represent expenses associated with logistics movements, decreased $3.5 million to $2.2 million in 2009 from  $5.7 million in 2008, primarily due to lower business volumes caused by the economic slowdown.  Logistics operating margins remained constant at approximately 18.4% in 2009 and 18.3% in 2008.

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

Average charter-in rate per day for 2009 decreased $7,729 per day or 40.2% to $11,491 per day as compared to $19,220 per day for 2008.  Chartered-in vessel days decreased 47.9% to 313 days during 2009 as compared to 601 days during 2008 because our controlled fleet met the needs of our established voyage business, which decreased our demand for chartered-in vessels.

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

Controlled vessel charter expense relates to a sale-leaseback transaction entered on January 31, 2007 for the Seminole Princess and the Laguna Belle, which were chartered back under a bareboat charter party.

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

General and administrative expense

General and administrative expenses decreased $2.6 million in 2009 as compared to 2008 due principally to cost-cutting efforts.

Income from operations

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

Interest expense

 Interest expense decreased $0.1 million for the year ending December 31, 2009 due to lower debt levels which were partially offset by higher interest rates.  Average debt levels decreased $19.2 million to $261.0 million in 2009 as compared to $280.2 million in 2008; average effective interest rates increased 0.5% to 6.0% during 2009 as compared to 5.5 % during 2008.  The increase in our average effective interest rate was due to higher bank margins on our bank loans, which increased when we obtained covenant waivers in March 2009.  The increases in margins were partially offset by lower average LIBOR rates on un-hedged debt in 2009 as compared to 2008.

Loss on extinguishment of debt

The $2.3 million loss on extinguishment of debt in 2008 represents the write-off of unamortized deferred financing costs in connection with the March 2008 refinancing of our original Bank of America credit facility.

Balance Sheet

December 31, 2010 as compared to December 31, 2009

Charter Hire Receivables

    Our gross charter hire receivable balances at December 31, 2010 and 2009, were $29.5 million ($28.5 million after the allowance for doubtful accounts of $1.0 million) and $35.6 million ($34.6 million after the allowance for doubtful accounts of $1.0 million), respectively.  The decrease in charter hire receivables at December 31, 2010 as compared to December 31, 2009 was primarily due to timing of the commencement of vessel loadings, tighter collection efforts, and a write-off of approximately $1.8 million relating to a former customer.

    In accordance with our bad debt allowance policy, we identify specific receivables that we believe will be difficult to collect and create allowances for those receivables.  The aggregate allowance totaled $1.0 million at December 31, 2010 and 2009.

Fuel and Other Inventories

    Fuel and other inventories at December 31, 2010 increased $2.5 million to $17.5 million from the December 31, 2009 balance of $15.0 million.  An increase of $1.1 million can be attributed to higher average fuel prices as well as a higher inventory of fuel on board the vessels at December 31, 2010 as compared to December 31, 2009.   At December 31, 2010, the combined average price for industrial fuel oil/marine diesel oil increased $43 per metric ton to $546 per metric ton from $503 per metric ton at December 31, 2009. Changes in fuel quantities result principally from the timing of vessel refueling and the number of vessels having fuel inventory.  The number of vessels having fuel inventory will fluctuate from period to period based on the number of vessels on time charter.  When a vessel is time chartered out, the fuel on board the vessel is sold to the charterer and later repurchased at a price stipulated in the charter party agreement. Vessels having fuel included in inventory was 32 vessels for both periods December 31, 2010 and 2009.  The increase of $0.9 million in lubricating oil on board vessels on December 31, 2010 as compared to the inventory on December 31, 2009 was principally due to the timing of deliveries to the vessels.

Accounts Payable and Accrued Expenses

    Accounts Payable and Accrued Expenses at December 31, 2010 decreased $5.3 million to $46.8 million from the December 31, 2009 balance of $52.1 million.  The decrease in accounts payable and accrued expenses was primarily driven by lower vessel and voyage expense accruals of approximately $3.4 million and $3.2 million, respectively, partly offset by an increase of $1.3 million relating to other accounts payable and accrued expenses.

Off-Balance Sheet Arrangements

    None.

Other Commitments

Pre Debt-Restructuring of January 28, 2011

    Our contractual obligations as of December 31, 2010 are shown in the following table (in thousands):
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$332,259	$97,490	$117,454	$74,064	$43,251
Estimated variable interest payments	70,783	25,516	27,853	15,069	2,345
Operating Lease obligations	26,547	10,680	15,294	573
Other Purchase obligations	23,680	23,680
Total contractual cash obligations	$453,269	$157,366	$160,601	$89,706	$45,596

Post Debt-Restructuring

    Our contractual obligations after completion of the debt restructuring effective as of January 28, 2011 are shown in the following table (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$332,259	$30,000	$69,996	$223,054	$9,209
Estimated variable interest payments (2)	88,519	28,553	48,557	10,281	1,128
Operating Lease obligations (3)	26,548	9,454	16,521	573
Other Purchase obligations (4) (5)	23,680	23,680
Total contractual cash obligations	$471,006	$91,687	$135,074	$233,908	$10,337

(1)
As of December 31, 2010, we had $332.3 million of indebtedness outstanding under loans to our subsidiaries that we guarantee, $25.8 million under the $40.0 million credit facility with Credit Suisse, $26.1 million under the $75.0 million credit facility with DVB Group Merchant Bank (Asia) Ltd., $12.2 million under the $35.0 million credit facility with AIG Commercial Equipment Finance, $19.2 million under the $142.5 term loan with Bank of America, $110.1 million under the $110.1 million term loan 2 credit facility with Bank of America, $1.5 million under the $12.5 million credit facility with Commerzbank AG, $5.7 million under the $13.0 million credit facility with Berenberg Bank and $131.7 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building program.  The above schedule does not reflect expected future advances of $15.0 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building. The long-term portion of the debt obligations on the above table have not been reclassified to current debt, but see "Note 11 – Financing - Classification" to our consolidated financial statements.  If the debt obligations of $332.3 million were reclassified to current debt and shown as being due in the less than one year column, “Total contractual cash obligations” on the above table would have been as follows: less than one year, $394.0 million; 1-3 years, $16.5 million; 3-5 years, $0.6 million; and more than 5 years, zero.

(2)
Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding at December 31, 2010 and an annual interest rate of 9.0%, which approximates the average interest rate on all outstanding debt at December 31, 2010.

(3)
Operating lease obligations includes obligations under two seven-year bareboat charters for the Seminole Princess and the Laguna Belle, three-year bareboat charters for three Brazilian flagged vessels operated through the Log-Star joint venture and office leases net of sub-lease.

(4)
Approximately $15.0 million of the purchase obligation for the new vessels will be funded under the $150.0 million credit facility with The Royal Bank of Scotland for the newbuilding program. Under the loan modification construction advances made during the covenant waiver period  are  subject to adjustment if the amount scheduled for advance by the lenders, exceeds 75% of the value of the vessel, as determined by a valuation of similar size and type ship and due to be delivered at the same time as the ship in construction.  We had outstanding purchase obligations to the shipyard at December 31, 2010 on the purchase of the three remaining vessels to be delivered during the first quarter (two vessels) and second quarter (one vessel) of 2011.

(5)
In connection with the newbuilding program, we entered into a contract for the supervision and inspection of vessels under construction.  As of December 31, 2010, commitments under the contract were $0.3 million, with $0.3 million due within one year.

Liquidity and Capital Resources

Our ability to fund operating expenses and capital expenditures and our ability to make scheduled payments of interest and to satisfy any other present or future debt obligations will depend on future operating performance, prevailing economic conditions and financial and other factors beyond our control, including those disclosed under "Item 1A.  Risk Factors."

Our principal sources of funds are operating cash flows and long-term bank borrowings.  Our principal uses of funds are expenditures to operate our fleet of vessels, capital expenditures to maintain the quality of our fleet and keep us in compliance with international shipping standards and regulations, and to pay principal and interest on outstanding debt.

Starting in late May 2010, the Baltic Dry Index, which measures the demand for shipping capacity versus the supply of dry bulk carriers, started to decline dramatically from a high of 4,209 on May 26, 2010 to a recent low of 1,043 on February 4, 2011. Our management believes that there are many reasons for this decline, including the large amount of additional tonnage from recent newbuilds in all vessel sizes as well as natural occurrences that significantly depressed the amount of available cargoes, such as the extended heat wave in the grain growing regions of Russia and Ukraine and the recent devastating floods in Australia. As a direct result of this imbalance of supply and demand, freight rates across the ocean shipping industry and in particular the freight and charter rates that we are able to obtain have declined dramatically as owners and charterers compete for cargoes. The reduction in our freight rates in this market environment directly and adversely affected our revenues and cash flows and caused us to enter into negotiations with our lenders to seek modification of certain financial covenants in our various credit facilities.

With the consent of our lenders, in September 2010, we ceased paying installments of principal due on indebtedness. Our lenders agreed not to take any action as a result while we collectively sought to negotiate new terms of our existing debt.  Effective January 28, 2011, we and our lenders agreed on a restructuring of our debt repayment schedules, modification of the financial covenants, and a waiver of any existing defaults under the loan agreements.  The restructuring primarily moved debt originally scheduled to be repaid in 2011 and 2012 of $67.5 million and $71.3 million, respectively, into 2014.  However, unless the Baltic Dry Index, and in particular the freight and charter rates that we are able to obtain, strengthen significantly in the near future, it is likely that by June 30, 2011 we would fail to meet existing consolidated fixed charge and consolidated leverage ratio requirements and that we would need to enter into further negotiations with our lenders to seek further modifications and/or waivers of those financial covenants.  Failure to meet the covenant requirements or obtain a covenant waiver would have a material adverse effect on our business, operations, financial condition and liquidity and would raise substantial doubt about our ability to continue as a going concern. The following table summarizes financial covenants in place as of December 31, 2010, and as amended subsequent to December 31, 2010, and the actual amounts and ratios of each financial covenant requirement:

		As amended subsequent to	Actual as of
Covenant	As of December 31, 2010	December 31, 2010	December 31, 2010

Minimum Cash Liquidity	Qualified cash of $15.0 million, which is defined in the agreement as cash and cash equivalents.
Qualified weekly average cash of $15.0 million, which is defined in the agreement as cash and cash equivalents.  This calculation shall exclude any expenses actually paid in connection with the restructuring.
$19.0 million

Minimum Consolidated Interest Charge Coverage Ratio
Not less than a ratio of 3.00 to 1.00 at June 30, 2010 and 3.75 to 1.00 at September 30, 2010 of Consolidated EBITDA for the four previous quarters to Consolidated interest expense for the same period.  Not measured after September 30, 2010.

Not less than a ratio (consolidated EBITDA to consolidated interest expense) of 3.35 to 1.00 for each fiscal quarter period during 2011; 3.70 to 1.00 for each fiscal quarter period during 2012; 4.30 to 1.00 for each fiscal quarter period ending on March 31, and June 30, 2013; 4.75 to 1.00 for each fiscal quarter period ending on September 30, and December 31, 2013; 5.20 to 1.00 for each fiscal quarter period during March 31 to September 30, 2014.
4.15 to 1.00

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

Not more than a ratio (consolidated funded indebtedness to consolidated EBITDA) of 4.00 to 1.00 for each fiscal quarter period during 2011; 3.65 to 1.00 for each fiscal quarter period during 2012; 3.20 to 1.00 for each fiscal quarter period ending on March 31, and June 30, 2013; 2.75 to 1.00 for each fiscal quarter period ending on September 30, and December 31, 2013; 2.50 to 1.00 for each fiscal quarter period during March 31 to September 30, 2014.
3.23 to 1.00

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
		Not Applicable - deleted.	1.17 to 1.00

We are not certain about whether we will have sufficient liquidity to meet our needs for operating cash for fiscal year ending December 31, 2011.  We expect that our ability to meet such needs will depend primarily on: our unrestricted cash balance at December 31, 2010 of $19.0 million; improvement in our 2011 operating cash flows; our ability to borrow under our existing credit facilities; and our ability to secure additional or replacement financing for our business.

Below is a summary of investing and financing activities for the years ended December 31, 2010 and 2009.

Financing Activities 2010

•	We made $49.0 million in scheduled debt principal payments
•
We borrowed an additional $30.0 million under our credit facility with Royal Bank of Scotland (“RBS”) to fund the construction payments due on our new multipurpose vessels.  At December 31, 2010, we had total borrowings outstanding under the facility of $131.7 million with $15.0 million available under the credit facility.

•	We paid $6.1 million of deferred financing costs associated with obtaining loan covenant waivers
•	In June 2010, we terminated two deferred starting interest rate swap contract and changed the expiration date of a third interest rate swap contract for $3.0 million.

Investing Activities 2010

Using capital from operations and borrowings, we made the following acquisitions and capital improvements:

	For the Year Ended
	December 31,
	2010	2009
	(in millions)
Vessels purchased	$80.6	39.8
Construction in progress	51.5	44.5
Vessels improvements and other equipment	23.5	29.3
Amount reclassed from construction in progress to vessels	(80.6)	(39.8)
Other fixed asset additions	0.5	2.0
Total Vessel acquisitions / capital improvement	$75.5	$75.8

•
In connection with our vessel construction program we made payments to the shipyard and incurred capitalized costs totaling $51.5 million. The Dakota Princess was delivered at the end of March 2010 and the Montauk Maiden was delivered at the beginning of September 2010.  Two vessels were delivered in the first quarter of 2011 and the last one is tentatively scheduled to be delivered during the second quarter of 2011.  The project is being funded by the RBS Facility and operating cash flows.

•
In connection with the March 2009 amendment to The Royal Bank of Scotland Credit Facility, we were required to deposit $20.0 million with The Royal Bank of Scotland after signing the loan modification to be used to pay our portion of the 2009 installment payments that are not funded by The Royal Bank of Scotland newbuilding credit facility.  The restricted cash balance decreases as payments are made to the shipyard in 2010.  For the year ended December 31, 2010, payments of approximately $2.5 million were made to the shipyard from restricted cash.

•
We spent $23.5 million for vessel improvements and vessel equipment.  Vessel improvements and other equipment include steel renewal and replacement, major overhauls, new equipment, and takeover costs, including the cost of first drydocking after acquisition and leasehold improvements to the three Brazilian flagged vessels.

•
On June 29, 2010, we signed a Memorandum of Agreement to sell the Savannah Belle.  The cost of vessel and improvements less accumulated depreciation totaled $7.6 million.  The sale was completed on July 20, 2010 and the net proceeds from the sale were used to pay down the BOA Revolver.  For the year ended December 31, 2010, a $5.2 million charge was recorded as net loss on sale of vessel.

•
In January 2010, we entered into a joint venture agreement to form Log-Star.  The Company acquired a 70% economic interest in Log-Star for $4.2 million while Logística Intermodal S.A., (“Log-In”) an unrelated corporation, purchased a 30% noncontrolling interest for $1.8 million.  Log-Star is engaged in the transport of cargo in the Brazilian coastal cabotage trade as well as in the Amazon River.

Financing Activities 2009

•	We made scheduled debt repayments totaling $7.5 million.

•
We prepaid principal payments in the amount of $53.5 million, consisting of $3.0 million to Credit Suisse, $19.6 million to DVB, $19.0 million to Bank of America, $7.9 million to AIG, $2.0 million to Commerzbank, $0.4 million to The Royal Bank of Scotland and $1.6 million to Berenberg Bank.

•
We borrowed an additional $29.2 million under our $150.0 million credit facility with The Royal Bank of Scotland to fund construction payments due on the building of the new multipurpose vessels with retractable tweendecks.  At December 31, 2009, we had total borrowings under the credit facility of $103.8 million with $46.2 million available for future drawdown upon the ship yard meeting specific construction milestones.

•	We paid $3.4 million of deferred financing and leasing costs.

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

•
In connection with our new vessel construction program we made payments to the ship building yard and incurred capitalized costs totaling $44.5 million.  During the third quarter of 2009, the Rockaway Belle, the first of the six vessels being built, was delivered. Two of the remaining vessels were delivered in 2010, two more vessels were delivered in 2011, and the last vessel is tentatively scheduled to be delivered during the second quarter of 2011.  The project is being funded from our credit facility with The Royal Bank of Scotland and operating cash flows.

•
In connection with the March 2009 amendment to The Royal Bank of Scotland Credit Facility, we were required to deposit $20.0 million with The Royal Bank of Scotland after the signing of the loan modification to be used to pay our portion of the 2009 newbuild installment payments that were not funded by The Royal Bank of Scotland newbuilding credit facility.  The restricted cash balance decreased as payments were made to the shipyard in 2009.  For the year ended December 31, 2009, payments of approximately $11.3 million were made to the shipyard from the $20.0 million of restricted cash.

•
We spent $29.3 million for vessel improvements and vessel equipment.  Vessel improvements and other equipment include steel renewal and replacement, major overhauls, new equipment, and takeover costs, including the cost of first drydocking after acquisition.

•	We spent $2.0 million in other assets.

Dividend Policy

As of December 31, 2010, we have never declared or paid dividends on our ordinary shares.  Provisions of our debt instruments and related loan agreements for our syndicated credit facilities allow us but restrict us from declaring or making dividends or other distributions on our ordinary shares.  Future dividends, if any, on our ordinary shares will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with Irish law and our credit facilities.

Under Irish law, TBS International plc must have “distributable reserves” in its unconsolidated balance sheet prepared in accordance with the Irish Companies Acts to enable it to pay cash dividends or buy back shares in the future.   Our shareholders passed a resolution that created “distributable reserves” in accordance with Irish law.

See “Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.—Dividends and Dividend Policy” for more information.

Significant Related Party Transactions

    Certain of our key executive officers control each of TBS Commercial Group and Beacon Holdings.  We have established long-term commercial and operational relationships with other commercial agency service companies that are located in various overseas ports in which we conduct our business.  The majority of these companies are wholly- or partly-owned direct or indirect subsidiaries of either TBS Commercial Group or Beacon Holdings.  We believe that the transactions described below are on terms no less favorable than those that could be obtained pursuant to arms’ length negotiations with independent third parties.  Under the arrangements with these commercial agents, we generally pay a commission on freight revenue booked by the agent, which is based upon market rates, and on certain freights where they attend to the receivers of the cargo.  Commissions paid to TBS Commercial Group and Beacon Holdings for commercial agency services were approximately $ 7.3 million, $5.9 million, and $14.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.  Port agency fees paid to TBS Commercial Group and Beacon Holdings are for agents to attend to vessels while in port and are based on market rates for such services.  For the years ended December 31, 2010, 2009, and 2008, we paid approximately $2.1 million, $1.9 million, and $2.2 million respectively.

    Globe Maritime Limited ("Globe") occasionally acts as a broker for chartering and vessel sales and purchases. Globe is owned by James W. Bayley who is an officer of International and member of International's Board of Directors.  During 2010, 2009, and 2008, we paid Globe approximately $0.1 million, $0.1 million, and $1.2 million, respectively.

    TBS Shipping Services maintains an office in Yonkers, New York that is leased from our chairman and chief executive officer, Joseph E. Royce.  During 2010, 2009, and 2008, payments to Mr. Royce, as required under the lease, totaled $240,000 per year.  The $240,000 paid in 2010 includes a prepayment of $10,000 relating to rent for the month of January 2011.

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

    Critical accounting policies are those that reflect significant judgments or uncertainties and could result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies that involve a high degree of judgment and the methods of their application. For a description of all of our significant accounting policies, see "Note 2 Summary of Significant Accounting Policies and Basis of Presentation" to our consolidated financial statements.

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

Drydocking

    Within the shipping industry, two methods are used to account for drydockings: (1) the deferral method, in which drydocking costs are capitalized and then amortized over the period to the next scheduled drydocking, and (2) the incurred method, in which drydocking costs are expensed as incurred. We use the deferral method and amortize drydocking costs on a straight-line basis over the period through the date of the next drydocking, which is typically 30 months. We include in deferred drydocking costs those costs that are incurred as part of the drydocking to meet regulatory requirements, or are expenditures that either add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency.  Normal repairs and maintenance, whether incurred as part of the drydocking or not are expensed as incurred. We believe the deferral method better matches costs with revenue than expensing the costs as incurred. We use judgment when estimating the period between drydocks performed, which can result in adjustments to the estimated amortization of drydock expense if the subsequent drydock is done earlier than anticipated.

Valuation of Long-Lived Assets and Goodwill

    In accordance with the guidance outlined in FASB ASC Topic 360 - Property, Plant and Equipment, we perform tests for impairment of long-lived assets whenever events or circumstances, such as significant changes in charter rates or vessel valuations, suggest that long-lived assets may not be recoverable.  An impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets is less than the carrying value of the assets we are testing for impairment.  If the forecasted cash flows from long-lived assets are less than the carrying value of such assets, then we must write down the carrying value to its estimated fair value.

At the end of each quarterly reporting period, we consider events or circumstances that may be a triggering factor for us to perform additional tests for impairment of long-lived assets.  As at December 31, 2010 and 2009, we performed an impairment review of our long-lived assets due to the continued global economic softness and its impact on the shipping industry.  We concluded that events and circumstances occurred during the fourth quarter of 2010 that suggested a possible impairment of long-lived assets.  These indicators included significant declines in freight and charter rates and asset values toward the end of 2010.  As a result, we performed a fleet level impairment analysis of our long-lived assets, which compared undiscounted cash flows with the carrying values of our long-lived assets to determine if the assets were impaired.  Management made assumptions used in estimating undiscounted cash flows, which include utilization rates, revenues, capital expenditures, operating expenses and remaining lives of the vessels.  These assumptions are based on historical trends as well as future expectations that are consistent with the plans and forecasts used by management to conduct its business.  Management's impairment analysis as of December 31, 2010, indicated that future undiscounted operating cash flows at the fleet level, including vessels to be delivered during the first half of 2011, were below the vessel's carrying amount and, accordingly a noncash impairment loss of approximately $201.7 million was recognized and separately reflected in the consolidated statement of operations.

The assumptions and estimates we used in our impairment analysis are highly subjective and could be negatively affected by further declines in freight or charter rates, further decreases in the market value of vessels or other factors, which could require us to record additional material impairment charges in future periods.

The provisions of FASB ASC Topic 350 – Intangibles – Goodwill and Other require an annual impairment test be performed on goodwill.  We perform our annual impairment analysis of goodwill on May 31st of each year, or more often if there are indicators of impairment present.  A two step approach is required.  The first step requires us to compare the reporting unit’s carrying value of net assets to their fair value.  If the fair value exceeds the carrying value, goodwill is considered not impaired and we are not required to perform further testing.  If the carrying value of the net assets exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of goodwill.  If the carrying value of goodwill exceeds its implied fair value, then we are required to record an impairment loss equal to the difference.

Determining the reporting unit’s fair value involves the use of significant estimates and assumptions.  The reporting unit consists of the companies acquired in connection with the initial public offering that created goodwill of $8.4 million. We estimate the fair value using income and market approaches through the application of discounted cash flow.  We performed our annual analysis at May 31, 2010 by:  (a) updating our 2010 budgeted cash flow based on actual results, (b) updating our forecast for years 2011 through 2014 based on changes made to our cash flow estimates and (c) updating our estimates of the weighted-average cost of capital.  From the time we performed our analysis at May 31, 2010 until December 31, 2010, we evaluated for changes in circumstances that necessitated further goodwill impairment testing, and we concluded that there was no indication of goodwill impairment at December 31, 2010.

    In December 2010, the FASB issued update No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force) ", to FASB ASC Topic 350 – Intangibles – Goodwill and Other requiring reporting units with zero or negative carrying amounts to  test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists.   The new guidance must be applied for the first time during the quarter ending March 31, 2011.  We are assessing the potential impact of this new guidance on our consolidated financial statements which could result in an impairment of our goodwill which was $8.4 million at December 31, 2010.  In the period of adoption of this guidance, any impairment of goodwill will be charged to shareholders’ equity.

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

In the case of voyage charters, the vessel is contracted for a voyage between two or more ports. We are paid for the cargo transported and we pay all voyage expenses, such as fuel, port call expenses and commissions, as well as all vessel operating expenses.  For voyages in progress at December 31, 2010, 2009 and 2008, we recognized voyage expense as incurred and recognized voyage revenues ratably over the length of the voyage, all in accordance with the guidance outlined in FASB ASC Topic 605 - Revenue Recognition.  Probable losses on voyages are provided for in full at the time such losses can be estimated.  Based upon the terms of the customer agreement a voyage is deemed to commence upon the completion of discharge of the vessel's previous cargo and is deemed to end upon the completion of discharge of the current cargo.  We apply the “discharge-to-discharge” method for recognizing revenues only on customer agreements that are non-cancelable.  Vessel operating expenses for both voyage and time charters are expensed as incurred.

Stock Based Compensation

    We account for stock based compensation in accordance with the guidelines outlined in FASB ASC Topic 718 – Compensation – Stock Compensation using the modified prospective method which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.

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

Fair Value of Financial Instruments

    Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, charter hire receivables and debt. We place our cash equivalents with a number of financial institutions to help limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base, and their dispersion across many geographic areas. No customers accounted for 10% or more of charter hire receivables at December 31, 2010 and one customer accounted for 11.7% of charter hire receivables at December 31, 2009.

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

•
Long-term debt - The carrying amount of our long-term debt, which was reclassified to short-term in our 2010 and 2009 balance sheets, approximates fair value due to the variable interest rates on bank borrowings and based on the current rates offered to us for debt of the same remaining maturities.

•
Interest rate swaps - The carrying amount reported in the accompanying consolidated balance sheets for derivative financial instruments is based on the quoted market price for a similar liability or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

Foreign Currency Transactions

    The financial statements are expressed in U. S. dollars. Gains and losses resulting from foreign currency transactions, which are not significant, are included in other income.

Financial Derivative Instruments and Hedging Activities

We seek to manage our interest rate risk associated with variable rate borrowings with the use of derivative financial instruments. We account for derivative financial instruments in accordance with the guidance outlined in FASB ASC Topic 815 – Derivatives and Hedging. The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable. We do not purchase or hold any derivative instruments for trading purposes.

New Accounting Pronouncements

Adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06, "Improving Disclosures about Fair Value Measurements", which amends FASB ASC Topic 820 - Fair Value Measurements and Disclosures regarding the accounting for fair value measurements and disclosures. This amendment provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This amendment was effective with the March 31, 2010 reporting period.  Adoption of the amendments in 2010 did not have an effect on our financial statements disclosures and adoption of the amendment that is effective for the 2011 reporting periods is not expected to have an effect.

In June 2009, the FASB issued changes to the accounting guidelines for variable interest entities. These changes, as discussed in FASB ASC Topic 810 - Consolidation, require an enterprise to: (i) perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; (iii) eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iv) add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly affect the entity’s economic performance: and (v) enhance disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. Adoption of this guidance, which became effective January 1, 2010, did not have an effect on our consolidated financial statements.

In May 2009, the FASB issued guidance which was subsequently amended in February 2010 regarding accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance, which is outlined in FASB ASC Topic 855 - Subsequent Events, establishes the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of these changes did not have an effect on our consolidated financial statements because we already followed a similar approach prior to the adoption of this guidance.

Issued

    In December 2010, the FASB issued update No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force) ", to FASB ASC Topic 350 – Intangibles – Goodwill and Other.  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  Our Company must apply the new guidance for the first time during the quarter ending March 31, 2011.  As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired.  We are assessing the potential impact of this new guidance on our consolidated financial statements which could result in an impairment of our goodwill which was $8.4 million at December 31, 2010.  In the period of adoption of this guidance, any impairment of goodwill will be charged to shareholders’ equity.

    In December 2010, the FASB issued update No. 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations", to FASB ASC Topic 805 - Business Combinations.  The amendments in this update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s).  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not expect that adoption of this guidance will have any impact on the determination or reporting of our financial results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

    We are exposed to various market risks associated with changes in interest rates relating to our floating rate debt. We use only one derivative instrument, interest rate swaps, to manage our borrowing costs and convert floating rate debt to fixed rate debt.  All derivative contracts are for non-trading purposes and are entered into with financial institutions thereby minimizing counterparty risk.

    At December 31, 2010, we had $332.3 million of floating debt outstanding.  In order to hedge our interest rate risk, we entered into interest rate swap contracts that hedged approximately 39.6% of our outstanding debt at December 31, 2010. We had interest rate swap contracts to pay an average fixed rate of 3.94% before loan margin and receive a floating rate of interest on the notional amount of $131.5 million. At December 31, 2010, the fair value of interest rate swap agreements was an $8.4 million liability.  Interest loan margins over LIBOR at December 31, 2010, after changes made in connection with the loan modifications during the second quarter of 2010, were 5.75% on $155.3 million of debt; 5.00%, on $149.7 million of debt; 4.00% on $1.5 million of debt; and 3.25% on $25.8 million of debt.

As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have increased our net loss for the year ended December 31, 2010 by approximately $2.0 million, based on our unhedged debt at December 31, 2010, of $200.8 million.

The following table sets forth the sensitivity of our outstanding average unhedged debt in U.S. dollars to a 100 basis point increase in LIBOR during the next five years:

Year	Unhedged Debt subject to Floating Rate	Estimated Interest Change
	(in thousands)
2011	207,111	2,071
2012	197,043	1,970
2013	182,263	1,823
2014	12,705	127
2015	9,209	92

Foreign Exchange Rate Risk

    We consider the U.S. dollar to be the functional currency for all of our entities.  Our financial results are affected by changes in foreign exchange rates.  Changes in foreign exchange rates could adversely affect our earnings.  We generate all of our revenues in U.S. dollars, but incurred approximately 9% of our operating expenses in currencies other than U.S. dollars for the year ended December 31, 2010.  For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction.  At December 31, 2010, approximately 5% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 8. Financial Statements and Supplementary Data.

    Information with respect to this Item is contained in our consolidated financial statements included in "Item 15.  Exhibits and Financial Statement Schedules."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

    Our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework”. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

    The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

    None.

PART III

 Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and directors.

Name	Age	Title
Joseph E. Royce	66	President, Chief Executive Officer, Chairman and Director
Gregg L. McNelis	55	Senior Executive Vice President, Chief Operating Officer and Director
Lawrence A. Blatte	81	Senior Executive Vice President
Ferdinand V. Lepere	59	Senior Executive Vice President and Chief Financial Officer
James W. Bayley	70	Vice President and Director
John P. Cahill	52	Director
Randee E. Day	62	Director
William P. Harrington	53	Director
Peter S. Shaerf	56	Director
Alexander Smigelski	53	Director

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

Ferdinand V. Lepere:  Mr. Lepere has served as Chief Financial Officer since March 2005 and Senior Executive Vice President since May 2010, having previously served as Executive Vice President of Finance of TBS Shipping Services from March 2005 to May 2010.  Also in May 2010, Mr. Lepere became Senior Executive Vice President of TBS Shipping Services Inc., having previously served as Executive Vice President of Finance from January 1995 to May 2010.  Mr. Lepere is responsible for all financial and accounting matters. He has over 30 years of experience in shipping, including 14 years with Hapag-Lloyd A.G. as chief financial officer and board member of its American subsidiary. Mr. Lepere is a Certified Public Accountant and holds a Masters Degree in Finance and Accounting.

James W. Bayley:  Mr. Bayley has served as a director since 2007, having previously served as a director from our inception until 2006, and has been Vice President since November 2001.  Mr. Bayley is the retired owner and Managing Director of Globe Maritime Limited, a company he operated until December 2010 that was well established in the London shipping market.  Mr. Bayley’s career in the shipping industry began in 1956.  He became a member of the Baltic Exchange London in 1962 and a Fellow of the Institute of Chartered Shipbrokers in 1967.

John P. Cahill:  Mr. Cahill has served as a director since June 2007.  Mr. Cahill is counsel at Chadbourne & Parke LLC, a law firm in New York City.  Mr. Cahill is also Co-Founder and CEO of the Pataki-Cahill Group, LLC, a specialized consulting firm in New York City that focuses on energy issues and asset privatization. He is an attorney with experience in both the private and public sectors. From 2002 until 2006, Mr. Cahill served as the Secretary and Chief of Staff to the Governor of the State of New York, which is the highest ranking appointed official in New York State Government. Prior to this appointment, Mr. Cahill was Commissioner of the New York State Department of Environmental Conservation.  Mr. Cahill became an independent director of Hudson Valley Holding Corp. (NASDAQ) in March 2011.

Randee E. Day:  Ms. Day has served as a director and Chairperson of the Audit Committee since 2001. Since September 2010 and from 1985 to 2004, Ms. Day has been a president and chief executive of Day & Partners, Inc., a financial advisory and consulting firm focused on the maritime, energy and cruise industries with a diversified client base consisting of shipping companies, commercial banks and government agencies.  From April 2010 to September 2010, Ms Day served as interim CEO of DHT Holdings, Inc., a company that operates a fleet of double-hull tankers.  From 2004 to March 2010, Ms. Day was a Managing Director and head of Maritime Investment Banking at Seabury Transportation Holdings LLC, a New York based advisory and investment bank specializing in the transportation industry.  Ms. Day has more than 35 years of specialized international financial experience in the marine and energy sectors. From 1979 to 1985, Ms. Day served as the head of J.P. Morgan’s Marine Transportation and Finance department in New York, where she was responsible for managing a loan portfolio and overseeing relationships with the bank’s shipping clients in the Western Hemisphere and the Far East. She also served in the London offices of J.P. Morgan, Continental Illinois National Bank & Trust and Bank of America. Ms. Day has served as an independent director of DHT Maritime, Inc. (NYSE) since July 2005 and is the chairperson of its audit committee.

William P. Harrington:  Mr. Harrington has served as a director since 2005 and is Chairperson of the Nominating and Corporate Governance Committee and the Lead Independent Director. Mr. Harrington is a partner and head of the litigation and toxic tort/complex litigation practice groups at Bleakley, Platt & Schmidt, LLP, a law firm in White Plains, New York. He is an experienced trial attorney who has represented Fortune 500 companies in criminal, commercial, environmental, real estate and employment discrimination matters. From 2000 until 2006, Mr. Harrington served as a member of the New York Gubernatorial Review Panel for the Federal Judiciary. Mr. Harrington also once served as a law clerk to Hon. Charles L. Brient, Chief Judge of the United States District Court for the Southern District of New York.  Mr. Harrington has served as an independent director of Community Mutual Savings Bank (NASDAQ) since March 2009.

Peter S. Shaerf:  Mr. Shaerf has served as a director since 2001 and is Chairperson of the Compensation Committee. Since 2002, Mr. Shaerf has been a Partner and Managing Director at AMA Capital Partners LLC, an investment bank and private equity firm specializing in the maritime industry. From 1998 to April 2002, Mr. Shaerf was a Managing Director of Poseidon Capital, an independent maritime consulting and investment company that works extensively in the investment community. From 1980 to 2002, he was a partner of The Commonwealth Group, a brokerage and consulting company that specialized in the dry cargo and liner shipping industry. From 1977 to 1980, he was a director of Common Brothers U.S.A. Ltd., a ship broking subsidiary of a British ship-owner of dry cargo and tanker tonnage. Mr. Shaerf is a director of General Maritime Corporation (NYSE) and a director of Seaspan Corporation (NYSE). Mr. Shaerf is Chairman of New York Maritime Inc. (NYMAR), a leading global trade association that promotes New York as a maritime center. Mr. Shaerf holds a B.A. degree in international business law from the London Metropolitan University.

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

    Other information required by Item 10 will be in the definitive proxy statement for the Company's 2011 Annual General Meeting of Shareholders and is incorporated by reference.

    We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive, financial and accounting officers, or persons performing similar functions. The full text of the Code is published under “Governance” on our corporate governance website located at http://www.investor.tbsship.com.  We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to executive officers and directors, on the web site within four business days following the date of such amendment or waiver.

Item 11.  Executive Compensation.

    Information required by Item 11 will be in the definitive proxy statement for the Company's 2011 Annual General Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

    Certain Information required by Item 12 will be in the definitive proxy statement for the Company's 2011 Annual General Meeting of Shareholders and is incorporated herein by reference.

    The table below sets forth information about the shares authorized for issuance under the Company's equity compensation plans (2005 Equity Incentive Plan and Employee Share Purchase Plan) as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	793,000		$4,457,352

Equity compensation plans not approved by security holders
Total	793,000		$4,457,352

Item 13. Certain Relationships and Related Transactions, and Director Independence

    Information required by Item 13 will be in the definitive proxy statement for the Company's 2011 Annual General Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 will be in the definitive proxy statement for the Company's 2011 Annual General Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

		Description of Exhibit
Exhibit Number	Exhibit Description	Form	File No.	Filing Date	Exhibit Number	Filed Herewith
1.1	Investment Agreement	8-K	000-51368	1/31/11	10.11
3.1	Certificate of Incorporation of TBS International plc	S-8 POS	333-137517	1/19/10	4.2
3.2	Amended and Restated Memorandum of Association of TBS International plc	8-K12B	001-34599	1/8/10	3.1
3.3	Certificate of Designation for Series A and Series B Preference Shares	S-1	333-172236	2/14/2011	4.1
10.1	TBS International Amended and Restated 2005 Equity Incentive Plan*	S-8 POS	333-137517	1/19/10	99.1
10.2	Form of Restricted Share Award Agreement under the TBS International Limited 2005 Equity Incentive Plan*	8-K	000-51368	1/26/07	10.2
10.3	Form of Bonus Share Award Agreement under the TBS International Limited 2005 Equity Incentive Plan*	8-K	000-51368	1/26/07	10.3
10.4	Form of Share Unit Award Agreement under the TBS International Limited 2005 Equity Incentive Plan*	10-Q	000-51368	11/9/07	10.1
10.5	Form of Restricted Share Award Agreement under the TBS International Limited 2005 Equity Incentive Plan*	10-Q	000-51368	5/9/08	10.1
10.6	Form of Share Unit Award Agreement under the TBS International Limited 2005 Equity Incentive Plan*	10-Q	000-51368	5/9/08	10.2
10.7	Restricted Stock Grant Agreement, dated June 29, 2005, between Ferdinand Lepere and TBS International Ltd.*	10-Q	000-51368	8/10/07	10.7
10.8	First Amendment, dated May 8, 2008, to Restricted Stock Grant Agreement, dated June 29, 2005, between Ferdinand Lepere and TBS International Ltd.*	10-Q	000-51368	5/9/08	10.4
10.9	Form of Restricted Share Award Agreement under the TBS International Amended and Restated 2005 Equity Incentive Plan*	10-K	001-34599	3/16/10	10.1
10.10	Form of Bonus Share Award Agreement under the TBS International Amended and Restated 2005 Equity Incentive Plan*	10-K	001-34599	3/16/10	10.2
10.11	Form of Share Unit Award Agreement under the TBS International Amended and Restated 2005 Equity Incentive Plan*	10-K	001-34599	3/16/10	10.3
10.12	Deed Poll of Assumption by and between TBS International Limited and TBS International plc	8-K	001-34599	1/8/10	10.1
10.13	Deed Poll of Indemnity by and between TBS International Limited and TBS International plc	8-K	001-34599	1/8/10	10.2
10.14	Lease agreement, dated January 1, 2010, between Joseph E. Royce and TBS Shipping Services Inc.	10-K	001-34599	3/16/10	10.4
10.15	Memorandum of Agreement, dated as of January 24, 2007, by and between TBS International Limited, Fairfax Shipping Corp. and Adirondack Shipping LLC	10-K	000-51368	3/12/07	10.1
10.16	Bareboat Charter Agreement, dated January 24, 2007, by and between TBS International Limited, Fairfax Shipping Corp and Adirondack Shipping LLC	10-K	000-51368	3/12/07	10.3
10.17	First Amendatory Agreement, dated March 26, 2009, to the Bareboat Charter Agreement, dated January 24, 2007, by and between TBS International Limited, Fairfax Shipping Corp and Adirondack Shipping LLC	8-K	000-51368	4/2/09	10.12
10.18	Second Amendatory Agreement, dated April 16, 2009, to the Bareboat Charter Agreement, dated January 24, 2007, by and between TBS International Limited, Fairfax Shipping Corp and Adirondack Shipping LLC	10-K	001-34599	3/16/10	10.5
10.19	Third Amendatory Agreement, dated December 31, 2009, to the Bareboat Charter Agreement, dated January 24, 2007, by and between TBS International Limited, Fairfax Shipping Corp and Adirondack Shipping LLC	10-K	001-34599	3/16/10	10.6
10.20	Fourth Amendatory Agreement, dated January 12,2010, to the Bareboat Charter Agreement, dated January 24, 2007, by and between TBS International Limited, Fairfax Shipping Corp and Adirondack Shipping LLC	10-K	001-34599	3/16/10	10.7
10.21	Memorandum of Agreement, dated January 24, 2007, by and between TBS International Limited, Rushmore Shipping LLC and Beckman Shipping Corp.	10-K	000-51368	3/12/07	10.2
10.22	Bareboat Charter Agreement, dated January 24, 2007, by and between TBS International Limited, Rushmore Shipping LLC and Beckman Shipping Corp.	10-K	000-51368	3/12/07	10.4
10.23	First Amendatory Agreement, dated March 26, 2009, to the Bareboat Charter Agreement, dated January 24, 2007, by and between TBS International Limited, Rushmore Shipping LLC and Beckman Shipping Corp.	8-K	000-51368	4/2/09	10.13
10.24	Second Amendatory Agreement, dated April 16, 2009, to the Bareboat Charter Agreement, dated January 24, 2007, by and between TBS International Limited, Rushmore Shipping LLC and Beckman Shipping Corp.	10-K	001-34599	3/16/10	10.8
10.25	Third Amendatory Agreement, dated December 31, 2009, to the Bareboat Charter Agreement, dated January 24, 2007, by and between TBS International Limited, Rushmore Shipping LLC and Beckman Shipping Corp.	10-K	001-34599	3/16/10	10.9
10.26	Fourth Amendatory Agreement, dated January 12, 2010, to the Bareboat Charter Agreement, dated January 24, 2007, by and between TBS International Limited, Rushmore Shipping LLC and Beckman Shipping Corp.	10-K	001-34599	3/16/10	10.10
10.27
Overall Agreement, dated February 2007, relating to the construction of six multipurpose vessels, between TBS International Limited, China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.
						X
10.28	Shipbuilding Contract, dated February 2007, between Sunswyck Maritime Corp., China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.					X
10.29
Amendment Number 1, dated June 27, 2007, to Shipbuilding Contract, dated February 2007, between Sunswyck Maritime Corp., China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.
						X
10.30	Term Loan Facility Agreement, dated March 29, 2007, among TBS International Limited, certain subsidiaries of TBS International Limited, certain lenders and The Royal Bank of Scotland plc.	8-K	000-51368	4/2/07	10.1
10.31	Supplemental Agreement, dated March 27, 2009, to the Term Loan Facility Agreement, dated March 29, 2007, among TBS International Limited, certain subsidiaries of TBS International Limited, certain lenders and The Royal Bank of Scotland plc.	10-Q	000-51368	8/7/09	10.7
10.32	Supplemental Agreement, dated December 31, 2009, to the Term Loan Facility Agreement, dated March 29, 2007, among TBS International Limited, certain subsidiaries of TBS International Limited, certain lenders and The Royal Bank of Scotland plc.	10-K	001-34599	3/16/10	10.11
10.33	Guarantee, dated January 7, 2010, by TBS International plc pursuant to which it guaranteed certain obligations under the Term Loan Facility Agreement, dated March 29, 2007, among TBS International Limited, certain subsidiaries of TBS International Limited, certain lenders and The Royal Bank of Scotland plc.	10-K	001-34599	3/16/10	10.12
10.34	Loan Agreement, dated December 7, 2007, by and among Claremont Shipping Corp., Yorkshire Shipping Corp. and Credit Suisse	10-K	000-51368	3/14/08	10.37
10.35	Supplemental Letter, dated March 24, 2009, to the Loan Agreement, dated December 7, 2007, by and among Claremont Shipping Corp., Yorkshire Shipping Corp. and Credit Suisse	8-K	000-51368	4/2/09	10.10
10.36	Supplemental Letter, dated December 22, 2009, to the Loan Agreement, dated December 7, 2007, by and among Claremont Shipping Corp., Yorkshire Shipping Corp. and Credit Suisse	10-K	001-34599	3/16/10	10.15
10.37	Guarantee, dated January 11, 2010, by TBS International plc pursuant to which it guaranteed certain obligations under the Loan Agreement, dated December 7, 2007, by and among Claremont Shipping Corp., Yorkshire Shipping Corp. and Credit Suisse	10-K	001-34599	3/16/10	10.16
10.38	Loan Agreement, dated January 16, 2008, by and among TBS International Limited, certain subsidiaries of TBS International Limited, DVB Group Merchant Bank (Asia) Ltd., The Governor and Company of the Bank of Ireland, DVB Bank AG, Natixis and Mount Washington LLC	10-Q	000-51368	8/7/09	10.2
10.39	First Amendatory Agreement, dated March 23, 2009, to Loan Agreement, dated January 16, 2008, by and among TBS International Limited, certain subsidiaries of TBS International Limited, DVB Group Merchant Bank (Asia) Ltd., The Governor and Company of the Bank of Ireland, DVB Bank AG, Natixis and Mount Washington LLC	8-K	000-51368	4/2/09	10.9
10.40	Second Amendatory Agreement, dated December 31, 2009, to the Loan Agreement, dated January 16, 2008, by and among TBS International Limited, certain subsidiaries of TBS International Limited, DVB Group Merchant Bank (Asia) Ltd., The Governor and Company of the Bank of Ireland, DVB Bank AG, Natixis and Mount Washington LLC	10-K	001-34599	3/16/10	10.17
10.41	Guarantee, dated January 11, 2010, by TBS International plc pursuant to which it guaranteed certain obligations under Loan Agreement, dated January 16, 2008, by and among TBS International Limited, certain subsidiaries of TBS International Limited, DVB Group Merchant Bank (Asia) Ltd., The Governor and Company of the Bank of Ireland, DVB Bank AG, Natixis and Mount Washington LLC	10-K	001-34599	3/16/10	10.18
10.42	Loan Agreement, dated February 29, 2008, by and among TBS International Limited, certain subsidiaries of TBS International Limited and AIG Commercial Equipment Finance, Inc.	10-K	000-51368	3/14/08	10.39
10.43	First Amendment, dated March 27, 2009, to Loan Agreement, dated February 29, 2008, by and among TBS International Limited, certain subsidiaries of TBS International Limited and AIG Commercial Equipment Finance, Inc.	10-Q	000-51368	8/7/09	10.5
10.44	Second Amendment, dated December 30, 2009, to Loan Agreement, dated February 29, 2008, by and among TBS International Limited, certain subsidiaries of TBS International Limited and AIG Commercial Equipment Finance, Inc.	10-K	001-34599	3/16/10	10.19
10.45	Guarantee, dated January 7, 2010, by TBS International plc pursuant to which it guaranteed certain obligations under the Loan Agreement, dated February 29, 2008, by and among TBS International Limited, certain subsidiaries of TBS International Limited and AIG Commercial Equipment Finance, Inc.	10-K	001-34599	3/16/10	10.20
10.46	Amended and Restated Credit Agreement, dated March 26, 2008, by and among TBS International Limited, certain subsidiaries of TBS International Limited, Bank of America, N.A. and the lenders named thereto	10-Q	000-51368	8/7/09	10.3
10.47	Amendment No. 1 and Waiver, dated March 27, 2009, to the Amended and Restated Credit Agreement, dated March 26, 2008, by and among TBS International Limited, certain subsidiaries of TBS International Limited, Bank of America, N.A. and the lenders named thereto.	10-Q	000-51368	8/7/09	10.4
10.48	Amendment No. 2 and Waiver, dated December 31, 2009, to the Amended and Restated Credit Agreement, dated March 26, 2008, by and among TBS International Limited, certain subsidiaries of TBS International Limited, Bank of America, N.A. and the lenders named thereto.	10-K	001-34599	3/16/10	10.21
10.49	Joinder Agreement, effective as of January 7, 2010, by TBS International plc pursuant to which it guaranteed certain obligations under the Amended and Restated Credit Agreement, dated March 26, 2008, by and among TBS International Limited, certain subsidiaries of TBS International Limited, Bank of America, N.A. and the lenders named thereto.	10-K	001-34599	3/16/10	10.22
10.50	Loan Agreement, dated May 28, 2008, by and between among Dyker Maritime Corp., TBS International Limited and Commerzbank AG	10-Q	000-51368	8/7/08	99.2
10.51	Supplemental Letter, dated March 2, 2009, to the Loan Agreement, dated May 28, 2008, by and between among Dyker Maritime Corp., TBS International Limited and Commerzbank AG	8-K	000-51368	4/2/09	10.11
10.52	Supplemental Letter, dated December 28, 2009, to the Loan Agreement, dated May 28, 2008, by and between among Dyker Maritime Corp., TBS International Limited and Commerzbank AG	10-K	001-34599	3/16/10	10.23
10.53	Guarantee, dated January 11,2010, by TBS International plc pursuant to which it guaranteed certain obligations under the Loan Agreement, dated May 28, 2008, by and between among Dyker Maritime Corp., TBS International Limited and Commerzbank AG	10-K	001-34599	3/16/10	10.24
10.54	Loan Agreement, dated June 19, 2008, by and between among Grainger Maritime Corp. and Joh. Berenberg, Gossler & Co. KG	10-Q	000-51368	8/7/08	99.1
10.55	Supplemental Letter, dated March 10, 2009, to the Loan Agreement, dated June 19, 2008, by and between among Grainger Maritime Corp. and Joh. Berenberg, Gossler & Co. KG	10-Q	000-51368	8/7/09	10.6
10.56	Supplemental Letter, dated December 30, 2009, to the Loan Agreement, dated June 19, 2008, by and between among Grainger Maritime Corp. and Joh. Berenberg, Gossler & Co. KG	10-K	001-34599	3/16/10	10.25
10.57	Guarantee, dated January 28,2010, by TBS International plc pursuant to which it guaranteed certain obligations under the Loan Agreement, dated June 19, 2008, by and between among Grainger Maritime Corp. and Joh. Berenberg, Gossler & Co. KG	10-K	001-34599	3/16/10	10.26
10.58
Amendment No. 3 and Waiver, dated as of March 31, 2010, to the Amended and Restated Credit Agreement, dated March 26, 2008, by and among Albemarle Maritime Corp, Arden Maritime Corp, Avon Maritime Corp, Birnam Maritime Corp, Bristol Maritime Corp, Chester Shipping Corp, Cumberland Navigation Corp., Darby Navigation Corp, Dover Maritime Corp, Elrod Shipping Corp, Exeter Shipping Corp, Frankfort Maritime Corp, Glenwood Maritime Corp, Hansen Shipping Corp, Hartley Navigation Corp., Henley Maritime Corp, Hudson Maritime Corp, Jessup Maritime Corp., Montrose Maritime Corp, Oldcastle Shipping Corp, Quentin Navigation Corp., Rector Shipping Corp, Remsen Navigation Corp, Sheffield Maritime Corp, Sherman Maritime Corp, Sterling Shipping Corp, Stratford Shipping Corp, Verdado Maritime Corp., Vernon Maritime Corp, Windsor Maritime Corp, and the other persons named thereto as Borrowers, TBS International plc, TBS International Limited, TBS Holdings Limited, and TBS Shipping Services Inc. as Administrative Borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders named thereto, Citibank, N.A. and DVB Group Merchant Bank (Asia) Ltd. as co-Syndication Agents, TD Banknorth, N.A. as Documentation Agent, and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager as amended by Amendment No.1 and Waiver dated as of March 27, 2009, and Amendment No.2 and Waiver dated as of December 31, 2009.
		10-Q	000-34599	5/10/10	10.01
10.59	Third Amendment dated April 22, 2010, to the Loan Agreement dated February 29, 2008, by and among Amoros Maritime Corp., Lancaster Maritime Corp. and Chatham Maritime Corp., TBS International Limited, Sherwood Shipping Corp., TBS Holdings Limited, as Guarantors, and TBS International Public Limited Company, as Parent Guarantor, and AIG Commercial Equipment Finance, Inc. as amended by the First Amendment dated March 27, 2009, and the Second Amendment dated December 30, 2009.	10-Q	000-34599	5/10/10	10.02
10.60	Supplemental Letter dated March 31, 2010, to the Loan Agreement dated June 19, 2008, by and among Grainger Maritime Corp., TBS International Limited and Joh. Berenberg, Gossler & Co. KG as amended by the Supplemental Letter to the Loan Agreement dated March 10, 2009 and December 31, 2009.	10-Q	000-34599	5/10/10	10.03
10.61	Supplemental Agreement dated May 6, 2010, relating to the Term Loan Facility dated March 29, 2007, each among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp., TBS International Limited and The Royal Bank of Scotland plc., Citibank N.A., Landesbank Hessen-Thuringen Girozentrale, Norddeutsche Landesbank Girozentrale, Alliance & Leicester Commercial Finance plc, and Bank of America, N.A. as amended by the Supplemental Agreement dated March 27, 2009 and December 30, 2009.	10-Q	000-34599	5/10/10	10.04
10.62
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
		10-Q	000-34599	5/10/10	10.06
10.63	Supplemental Letter dated April 21, 2010, to Loan Agreement dated December 7, 2007, by and among Claremont Shipping Corp., Yorkshire Shipping Corp., TBS International Ltd. and Credit Suisse as supplemented by an amendment letter dated March 19, 2008, a waiver letter dated March 24, 2009, an extension of waiver letter dated December 22, 2009, a supplemental agreement dated January 8, 2010, and a further extension of waiver letter dated March 31, 2010.	10-Q	000-34599	5/10/10	10.07
10.64	Supplemental Letter dated March 31, 2010, to the Loan Agreement dated May 28,2008, by and among Dyker Maritime Corp., TBS International Limited and Commerzbank AG as amended by the Supplemental Letter dated March 2, 2009 and December 28, 2009.	10-Q	000-34599	5/10/10	10.08
10.65	Fifth Amendatory Agreement dated April 30, 2010, amending and supplementing the Bareboat Charter by and among Adirondack Shipping LLC, TBS International Limited, TBS Holdings Limited, and TBS International Limited Company, as Guarantors, and Fairfax Shipping Corp. dated as of January 24, 2007 as amended and supplemented by the First Amendatory Agreement dated March 26, 2009 and the Second Amendatory Agreement dated April 16, 2009, the Third Amendatory Agreement dated December 31, 2009, and the Fourth Amendatory Agreement dated January 12, 2010.	10-Q	000-34599	5/10/10	10.09
10.66	Fifth Amendatory Agreement dated April 30, 2010, amending and supplementing the Bareboat Charter by and among Rushmore Shipping LLC, TBS International Limited, TBS Holdings Limited, and TBS International Public Limited Company, as Guarantors, and Beekman Shipping Corp. dated as of January 24, 2007as amended and supplemented by the First Amendatory Agreement dated March 26, 2009, the Second Amendatory Agreement dated April 16, 2009, the Third Amendatory Agreement dated December 31, 2009, and the Fourth Amendatory Agreement dated January 12, 2010.	10-Q	000-34599	5/10/10	10.10
10.67	Appendix 1 to the Supplemental Agreement dated May 6, 2010 and effective May 6, 2010, among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp., The Royal Bank of Scotland plc., Citibank, N.A., Landesbank Hessen-Thüringen Girozentrale, Norddeutsche Landesbank Girozentrale, Alliance & Leicester Commercial Finance plc and Bank of America, N.A.	8-K	001-34599	5/11/10	10.1
10.68	Amending and Restating Agreement relating to the Term Loan Facility, dated May 6, 2010, each among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp., TBS International Limited and The Royal Bank of Scotland plc., Citibank N.A., Landesbank Hessen-Thuringen Girozentrale, Norddeutsche Landesbank Girozentrale, Alliance & Leicester Commercial Finance plc, and Bank of America, N.A. (the "RBS Facility").	8-K	011-34599	5/11/10	10.1
10.69
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
		8-K	001-34599	10/1/10	10.1
10.70
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
		8-K	001-34599	10/1/10	10.2
10.71	Letter Agreement with respect to the Loan Agreement dated as of January 16, 2008 (as amended) among, inter alia, the parties named therein as Borrowers, the parties named therein as Guarantors, the banks and financial institutions named therein as Lenders, the banks and financial institutions named therein as Swap Banks, and DVB Group Merchant Bank (Asia) Ltd. as Facility Agent and Security Trustee.	8-K	001-34599	10/1/10	10.4
10.72	Letter Agreement with respect to Specified Events of Default under that certain Loan Agreement dated February 29, 2008 by and among AIG Commercial Equipment Finance, Inc., Amoros Maritime Corp., Lancaster Maritime Corp., Chatham Maritime Corp. and the guarantors party thereto, as amended.	8-K	001-34599	10/1/10	10.5
10.73	Forbearance of Events of Default under Credit Suisse AG Facility and the Master Agreement dated December 7, 2007.	8-K	001-34599	10/1/10	10.6
10.74	Letter Agreement with respect to Events of Default under Loan Agreement between Grainger Maritime Corp. and Joh. Berenberg, Gossler& Co. KG and Facility dated as of June 19, 2008.	8-K	001-34599	10/1/10	10.7
10.75	Forbearance and Waiver of Events of Default with respect to Loan Agreement dated 28 May 2008 made between Dyker Maritime Corp., as Borrower, and Commerzbank AG, as Lender.	8-K	001-34599	10/1/10	10.8
10.76	Letter Agreement with respect to Bareboat Charter Party dated as of January 24, 2007 (as amended and supplemented) among Adirondack Shipping LLC, as Owner, Fairfax Shipping Corp., as Charterer, and the Guarantors named therein.	8-K	001-34599	10/1/10	10.9
10.77	Letter Agreement with respect to Bareboat Charter Party dated as of January 24, 2007 (as amended and supplemented) among Rushmore Shipping LLC, as Owner, Beekman Shipping Corp., as Charterer, and the Guarantors named therein.	8-K	001-34599	10/1/10	10.10
10.78
Forbearance Agreement with respect to (a)certain extensions of credit made pursuant to the Amended and Restated Credit Agreement, dated as of March 26, 2008 (as amended), among Albemarle Maritime Corp. and each of the other entities identified on the signature pages thereof as Borrowers, TBS International plc and TBS International Limited, as guarantors, TBS Shipping Services Inc., as Administrative Borrower, each of the financial institutions party thereto as lenders, Bank of America, N.A., as Administrative Agent, Citibank, N.A. and DVB Group Merchant Bank (Asia) Ltd., as co-Syndication Agents, TD Banknorth, N.A., as Documentation Agent and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager and (b)certain interest rate swap transactions entered into in connection with and pursuant to that certain Master Agreement dated as of June 28, 2005 among the Borrowers, TBS International Limited and Bank of America, N.A.
		8-K	001-34599	10/1/10	10.11
10.79	Letter Agreement with respect to ISDA Master Agreement dated as of 29 March 2009, as amended, made between Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp. and Sunswyck Maritime Corp., acting jointly and severally, and The Royal Bank of Scotland plc.	8-K	001-34599	10/1/10	10.12
10.80	Form of Restricted Share Award Agreement under the TBS International plc Amended and Restated 2010 Equity Incentive Plan *	10-Q	001-34599	11/9/10	10.1
10.81	Form of Bonus Share Award Agreement under the TBS International plc Amended and Restated 2010 Equity Incentive Plan *	10-Q	001-34599	11/9/10	10.2
10.82
Amendment No. 1 to the Forbearance Agreement with respect to the Amended and Restated Credit Agreement, dated as of March 26, 2008, as amended, among Albemarle Maritime Corp. and each of the other entities identified on the signature pages thereof as Borrowers, TBS International plc and TBS International Limited, as guarantors, TBS Shipping Services Inc., as Administrative Borrower, each of the financial institutions party thereto as lenders, Bank of America, N.A., as Administrative Agent, Citibank, N.A. and DVB Group Merchant Bank (Asia) Ltd., as co-Syndication Agents, TD Banknorth, N.A., as Documentation Agent and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.
		8-K	001-34599	11/15/10	10.1
10.83
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
		8-K	001-34599	11/15/10	10.2
10.84	Letter Agreement with respect to the Loan Agreement dated as of January 16, 2008 (as amended) among, inter alia, the parties named therein as Borrowers, the parties named therein as Guarantors, the banks and financial institutions named therein as Lenders, the banks and financial institutions named therein as Swap Banks, and DVB Group Merchant Bank (Asia) Ltd. as Facility Agent and Security Trustee.	8-K	001-34599	11/15/10	10.4
10.85	Letter Agreement with respect to Specified Events of Default under that certain Loan Agreement dated February 29, 2008 by and among AIG Commercial Equipment Finance, Inc., Amoros Maritime Corp., Lancaster Maritime Corp., Chatham Maritime Corp. and the guarantors party thereto, as amended.	8-K	001-34599	11/15/10	10.5
10.86	Forbearance of Events of Default under Credit Suisse AG Facility and the Master Agreement dated December 7, 2007.	8-K	001-34599	11/15/10	10.6
10.87	Letter Agreement with respect to Events of Default under Loan Agreement between Grainger Maritime Corp. and Joh. Berenberg, Gossler & Co. KG and Facility dated as of June 19, 2008.	8-K	001-34599	11/15/10	10.7
10.88	Forbearance and Waiver of Events of Default with respect to Loan Agreement dated 28 May 2008 made between Dyker Maritime Corp., as Borrower, and Commerzbank AG, as Lender.	8-K	001-34599	11/15/10	10.8
10.89	Letter Agreement with respect to Bareboat Charter Party dated as of January 24, 2007 (as amended and supplemented) among Adirondack Shipping LLC, as Owner, Fairfax Shipping Corp., as Charterer, and the Guarantors named therein.	8-K	001-34599	11/15/10	10.9
10.90	Letter Agreement with respect to Bareboat Charter Party dated as of January 24, 2007 (as amended and supplemented) among Rushmore Shipping LLC, as Owner, Beekman Shipping Corp., as Charterer, and the Guarantors named therein.	8-K	001-34599	11/15/10	10.10
10.91
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
		8-K	001-34599	11/15/10	10.11
10.92	Letter Agreement with respect to ISDA Master Agreement dated as of 29 March 2009, as amended, made between Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp. and Sunswyck Maritime Corp., acting jointly and severally, and The Royal Bank of Scotland plc.	8-K	001-34599	11/15/10	10.12
10.93
Amendment No. 2 to the Forbearance Agreement with respect to the Amended and Restated Credit Agreement, dated as of March 26, 2008, as amended, among Albemarle Maritime Corp. and each of the other entities identified on the signature pages thereof as Borrowers, TBS International plc and TBS International Limited, as guarantors, TBS Shipping Services Inc., as Administrative Borrower, each of the financial institutions party thereto as lenders, Bank of America, N.A., as Administrative Agent, Citibank, N.A. and DVB Group Merchant Bank (Asia) Ltd., as co-Syndication Agents, TD Banknorth, N.A., as Documentation Agent and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.
		8-K	001-3459	12/27/10	10.1
10.94
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
		8-K	001-3459	12/27/10	10.2
10.95	Letter Agreement with respect to the Loan Agreement dated as of January 16, 2008 (as amended) among, inter alia, the parties named therein as Borrowers, the parties named therein as Guarantors, the banks and financial institutions named therein as Lenders, the banks and financial institutions named therein as Swap Banks, and DVB Group Merchant Bank (Asia) Ltd. as Facility Agent and Security Trustee.	8-K	001-3459	12/27/10	10.4
10.96	Letter Agreement with respect to Specified Events of Default under that certain Loan Agreement dated February 29, 2008 by and among AIG Commercial Equipment Finance, Inc., Amoros Maritime Corp., Lancaster Maritime Corp., Chatham Maritime Corp. and the guarantors party thereto, as amended.	8-K	001-3459	12/27/10	10.5
10.97	Forbearance of Events of Default under Credit Suisse AG Facility and the Master Agreement dated December 7, 2007.	8-K	001-3459	12/27/10	10.6
10.98	Letter Agreement with respect to Events of Default under Loan Agreement between Grainger Maritime Corp. and Joh. Berenberg, Gossler & Co. KG and Facility dated as of June 19, 2008.	8-K	001-3459	12/27/10	10.7
10.99	Forbearance and Waiver of Events of Default with respect to Loan Agreement dated 28 May 2008 made between Dyker Maritime Corp., as Borrower, and Commerzbank AG, as Lender.	8-K	001-3459	12/27/10	10.8
10.100	Letter Agreement with respect to Bareboat Charter Party dated as of January 24, 2007 (as amended and supplemented) among Adirondack Shipping LLC, as Owner, Fairfax Shipping Corp., as Charterer, and the Guarantors named therein.	8-K	001-3459	12/27/10	10.9
10.101	Letter Agreement with respect to Bareboat Charter Party dated as of January 24, 2007 (as amended and supplemented) among Rushmore Shipping LLC, as Owner, Beekman Shipping Corp., as Charterer, and the Guarantors named therein.	8-K	001-3459	12/27/10	10.10
10.102
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
		8-K	001-3459	12/27/10	10.11
10.103	Letter Agreement with respect to ISDA Master Agreement dated as of 29 March 2009, as amended, made between Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp. and Sunswyck Maritime Corp., acting jointly and severally, and The Royal Bank of Scotland plc.	8-K	001-3459	12/27/10	10.12
10.104
Second Amended and Restated Credit Agreement, dated as of January 28, 2011, by and among Albemarle Maritime Corp., Arden Maritime Corp., Avon Maritime Corp., Birnam Maritime Corp., Bristol Maritime Corp., Chester Shipping Corp., Cumberland Navigation Corp., Darby Navigation Corp., Dover Maritime Corp., Elrod Shipping Corp., Exeter Shipping Corp., Frankfort Maritime Corp., Glenwood Maritime Corp., Hansen Shipping Corp., Hartley Navigation Corp., Henley Maritime Corp., Hudson Maritime Corp., Jessup Maritime Corp., Montrose Maritime Corp., Oldcastle Shipping Corp., Quentin Navigation Corp., Rector Shipping Corp., Remsen Navigation Corp., Sheffield Maritime Corp., Sherman Maritime Corp., Sterling Shipping Corp., Stratford Shipping Corp., Vedado Maritime Corp., Vernon Maritime Corp. Windsor Maritime Corp., TBS International plc, TBS International Limited, TBS Shipping Services Inc., Bank of America, N.A., Citibank, N.A., DVB Bank SE, TD Bank, N.A., Keybank National Association, Capital One Leverage Finance Corp., Compass Bank (as successor in interest to Guaranty Bank), Merrill Lynch Commercial Finance Corp., Webster Bank National Association, Comerica Bank and Tristate Capital Bank.
		8-K	000-51368	1/31/11	10.1
10.105	Amending and Restating Agreement, dated January 28, 2011, among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp., The Royal Bank of Scotland plc., Citibank, N.A., Landesbank Hessen-Thüringen Girozentrale, Norddeutsche Landesbank Girozentrale, Santander UK PLC, and Bank of America, N.A.	8-K	000-51368	1/31/11	10.2
10.106	Fifth Amendatory Agreement, dated as of January 28, 2011, among Bedford Maritime Corp., Brighton Maritime Corp., Hari Maritime Corp., Prospect Navigation Corp., Hancock Navigation Corp., Columbus Maritime Corp., Whitehall Marine Transport Corp., TBS International Limited, TBS Holdings Limited, TBS International Public Limited Company, DVB Group Merchant Bank (Asia) Ltd., DVB Bank SE, The Governor and Company of the Bank of Ireland and Natixis.	8-K	000-51368	1/31/11	10.3
10.107	Fourth Amendment to Loan Agreement, dated January 28, 2011 by and among Amoros Maritime Corp., Lancaster Maritime Corp., Chatham Maritime Corp., Sherwood Shipping Corp., TBS International Limited, TBS Holdings Limited, TBS International Public Limited Company and AIG Commercial Equipment Finance, Inc.	8-K	000-51368	1/31/11	10.4
10.108	Supplemental Agreement No. 2, dated January 28, 2011, among Grainger Maritime Corp., TBS International Limited, TBS Worldwide Services, Inc., TBS Holdings Limited, TBS International Public Limited Company and Joh. Berenberg, Gossler & Co. KG.	8-K	000-51368	1/31/11	10.5
10.109	Supplemental Agreement, dated January 28, 2011, among Dyker Maritime Corp., TBS International Limited, TBS Shipping Services Inc., TBS International plc and Commerzbank AG.	8-K	000-51368	1/31/11	10.6
10.110	Supplemental Agreement, dated January 28, 2011, among Claremont Shipping Corp., Yorkshire Shipping Corp., TBS International Limited, TBS International Public Limited Company and Credit Suisse AG.	8-K	000-51368	1/31/11	10.7
10.111	Letter Agreement, dated January 28, 2011, with respect to Bareboat Charter Party dated as of January 24, 2007 (as amended and supplemented) among Adirondack Shipping LLC, as Owner, Fairfax Shipping Corp., as Charterer, and the Guarantors named therein.	8-K	000-51368	1/31/11	10.8
10.112	Letter Agreement, dated January 28, 2011, with respect to Bareboat Charter Party dated as of January 24, 2007 (as amended and supplemented) among Rushmore Shipping LLC, as Owner, Beekman Shipping Corp., as Charterer, and the Guarantors named therein.	8-K	000-51368	1/31/11	10.9
10.113
Agreement, dated January 28, 2011, with respect to:  (a) the Second Amended and Restated Credit Agreement, dated as of January 28, 2011, among Albemarle Maritime Corp. and each of the other entities identified on the signature pages thereof as borrowers, TBS International plc, TBS International Limited, TBS Shipping Services Inc., each of the financial institutions party thereto as lenders, Bank of America, N.A., Citibank, N.A., DVB Bank SE, TD Bank, N.A., and Banc of America Securities LLC and (b) certain interest rate swap transactions entered into in connection with and pursuant to that certain Master Agreement dated as of June 28, 2005 among the Borrowers, TBS International Limited and Bank of America, N.A.
		8-K	000-51368	1/31/11	10.10
10.114	Investment Agreement, by and among TBS International plc, Joseph Royce, Gregg McNelis and Lawrence Blatte.	8-K	000-51368	1/31/11	10.11
21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended					X
32
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
						X

Report of Independent Registered Public Accounting Firm

To Shareholders and
Board of Directors
of TBS International PLC

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of TBS International PLC and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Notes 2 and 11 to the consolidated financial statements, the Company believes it will not be in compliance with the financial covenants under its credit facilities during 2011, which under the agreements would make the debt callable. This has created uncertainty regarding the Company's ability to fulfill its financial commitments as they become due.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans concerning these matters are also described in Notes 2 and 11.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 16, 2011

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TBS INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	December 31,	December 31,
	2010	2009

Assets
Current assets
Cash and cash equivalents	$18,976	$51,040
Restricted cash	6,737	8,675
Charter hire receivable, net of allowance of $1,000
at December 31, 2010 and 2009	28,531	34,605
Fuel and other inventories	17,513	15,040
Prepaid expenses and other current assets	7,989	9,314
Advances to affiliates	1,145	1,386
Total current assets	80,891	120,060
Fixed assets, net	576,262	804,258
Goodwill	8,426	8,426
Other assets and deferred charges	20,742	20,844
Total assets	$686,321	$953,588

Liabilities and Shareholders' Equity
Current liabilities
Debt (Notes 2 and 11)	$332,259	$351,247
Accounts payable and accrued expenses	46,791	52,054
Voyages in progress	752	1,892
Advances from affiliates	705	690
Total current liabilities	380,507	405,883

Debt, long-term portion (Notes 2 and 11)
Other liabilities	8,940	9,977
Total liabilities	389,447	415,860

COMMITMENTS AND CONTINGENCIES (Note 18)

Shareholders' equity
TBS International plc shareholders' equity
Ordinary shares, Class A, $.01 par value, 75,000,000 authorized,
16,571,865 shares issued and 16,440,162 shares outstanding in 2010 and
17,533,996 shares issued and 17,513,125 outstanding in 2009	165	175
Ordinary shares, Class B, $.01 par value, 30,000,000
authorized, 14,740,461 shares issued and outstanding in 2010 and
12,390,461 shares issued and outstanding 2009	147	124
Warrants	21	21
Additional paid-in capital	193,718	187,798
Accumulated other comprehensive (loss)	(8,405)	(8,275)
Retained earnings	113,103	358,369
Less: Treasury stock (133,564 shares in 2010 and 20,871 shares in 2009, at cost)	(1,177)	(484)
Total TBS International plc shareholders' equity	297,572	537,728
Noncontrolling interest's equity	(698)
Total shareholders' equity	296,874	537,728
Total liabilities and shareholders' equity	$686,321	$953,588

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts and outstanding shares)

	Year Ended December 31,
	2010	2009	2008
Revenue
Voyage revenue	$295,830	$247,980	$518,907
Time charter revenue	105,824	51,201	83,883
Logistics revenue	9,479	2,689	7,000
Other revenue	700	646	1,843
Total revenue	411,833	302,516	611,633
Operating expenses
Voyage	144,533	113,084	172,929
Logistics	6,543	2,193	5,717
Vessel	120,769	104,046	110,354
Depreciation of vessels and other fixed assets	103,637	95,870	73,479
General and administrative	49,357	37,265	39,879
Net loss on sale of vessel	5,154
Vessels impairment	201,700
Total operating expenses	631,693	352,458	402,358
(Loss) income from operations	(219,860)	(49,942)	209,275
Other (expenses) and income
Interest expense	(27,486)	(17,119)	(17,228)
Loss on extinguishment of debt	(200)		(2,318)
Other income (expense)	(216)	21	2,048
Total other (expenses) and income, net	(27,902)	(17,098)	(17,498)

Net (loss) income	(247,762)	(67,040)	191,777

Less: Net (loss) attributable to noncontrolling interest	(2,496)

Net (loss) income attributable to TBS International plc	$(245,266)	$(67,040)	$191,777

(Loss) Earnings per share
Net (loss) income per ordinary share
Basic and Diluted	$(8.12)	$(2.25)	$6.53

Weighted average ordinary shares outstanding
Basic and Diluted	30,217,210	29,843,566	29,263,292

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net (loss) income	$(247,762)	$(67,040)	$191,777
Adjustments to reconcile net income to net cash
provided by operating activities
Vessels impairment	201,700
Depreciation and amortization	103,637	95,870	73,479
Loss (Gain) on change in value of interest swap contract	905	(3)	1,138
Amortization and write-off of deferred financing costs	4,675	2,489	3,486
Addition to allowance for bad debt	1,918	901	54
Non cash stock based compensation	5,933	1,115	2,436
Drydocking expenditures	(9,627)	(15,581)	(8,349)
Loss on sale of vessel	5,154
Loss (income) from non-consolidated joint ventures	173	(101)	(226)
Distribution from joint venture			100
Changes in operating assets and liabilities
Decrease (increase) in charter hire receivable	4,181	10,280	(15,759)
(Increase) in fuel and other inventories	(2,461)	(2,961)	(956)
Decrease (increase) in prepaid expenses and other current assets	1,341	1,408	(2,980)
Decrease (increase) in other assets and deferred charges	688	(1,029)	(1,706)
(Decrease) increase in accounts payable and accrued expenses	(4,134)	10,452	(6,835)
(Decrease) in voyages in progress	(1,140)	(1,376)	(3,748)
Increase (decrease) in advances from/to affiliates, net	365	5,693	(5,939)
Net cash provided by operating activities	65,546	40,117	225,972
Cash flows from investing activities
Net proceeds on sale of vessel	2,645
Vessel acquisitions / capital improvement costs	(75,450)	(75,841)	(414,919)
Payments to restricted cash	(562)	(20,000)
Payments from restricted cash	2,500	11,325
Repayment of loan made to non-consolidated joint venture	153		760
Investment in non-consolidated joint venture	(597)	(351)	(4,660)
Net cash (used) by investing activities	(71,311)	(84,867)	(418,819)
Cash flows from financing activities
Proceeds from issuance of shares in secondary public offering ,
net of offering costs			95,739
Repayment of debt principal	(48,988)	(61,002)	(139,716)
Proceeds from credit facilities	30,000	29,175	338,000
Payment of deferred financing costs	(6,144)	(3,438)	(4,760)
Proceeds from revolving debt facility			75,000
Repayment of revolving debt facility			(70,375)
Payment to terminate interest swap contract	(3,014)
Loan from non controlling interests	259
Non controlling interest's capital contributions	1,797
Acquisition of treasury stock	(693)	(95)	(389)
Net cash (used in) provided by financing activities	(26,783)	(35,360)	293,499

Effect of exchange rate changes on cash	484
Net (decrease) increase in cash and cash equivalents	(32,064)	(80,110)	100,652
Cash and cash equivalents beginning of period	51,040	131,150	30,498
Cash and cash equivalents end of period	$18,976	$51,040	$131,150
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$26,034	$23,589	$14,741

For the years ended December 31, 2010, 2009, and 2008, 1,450,369; 45,000, and 42,500 shares were issued to independent directors and employees respectively, under the amended and restated 2005 Equity Incentive Plan.

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except shares)

	Ordinary Shares	Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stocks		Total TBS International plc Shareholders' Equity	Non-controlling Interest		Total Shareholders' Equity
Balance at December 31, 2007	$277	$21	$88,530	$(2,897)	$233,632	$		$319,563	$		$319,563
Net income					191,777			191,777			191,777
Unrealized loss on cash flow hedges				(10,830)				(10,830)			(10,830)
Stock based compensation	2		2,434					2,436			2,436
Secondary public offering,
net of expenses	20		95,719					95,739			95,739
Increase in Warrants due to
anti-dilutive provisions
Treasury stock							$(389)	(389)			(389)
Balance at December 31, 2008	299	21	186,683	(13,727)	425,409		(389)	598,296			598,296
Net loss					(67,040)			(67,040)			(67,040)
Unrealized gain on cash flow hedges				5,452				5,452			5,452
Stock based compensation			1,115					1,115			1,115
Treasury stock							(95)	(95)			(95)
Balance at December 31, 2009	299	21	187,798	(8,275)	358,369		(484)	537,728			537,728
Net loss					(245,266)			(245,266)		(2,496)	(247,762)
Foreign currency translation adjustments				446				446			446
Change in unrealized gain on cash flow hedges				(576)				(576)			(576)
Stock based compensation	13		5,920					5,933			5,933
Treasury stock							(693)	(693)			(693)
Noncontrolling Interest Capital Contribution										1,798	1,798
Balance at December 31, 2010	$312	$21	$193,718	$(8,405)	$113,103		$(1,177)	$297,572		$(698)	$296,874

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL PLC AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
Note 1 — Organization and Nature of Business

TBS International plc ("TBSI"), which is the successor to TBS International Limited, is organized in Ireland.  In December 2009, the shareholders of TBS International Limited approved a plan to hold shares in TBS International plc rather than TBS International Limited, a Bermuda company.  Effective January 7, 2010, shareholders exchanged their shares in TBS International Limited for an equal number of shares in TBS International plc.  TBSI through its subsidiaries is engaged in the ocean transportation of dry cargo through the use of owned and chartered vessels. All the related corporations of TBSI, except Roymar and TBS Shipping Services and its subsidiaries, are foreign corporations and conduct their business operations worldwide. Roymar and TBS Shipping Services and its subsidiaries conduct their business operations in the United States. The terms "we," "our,"  "us," and "the Company" refer to TBS International plc and its consolidated subsidiaries. We use the term "International," and "TBSI" when we wish to refer only to TBS International plc, the holding company that is the issuer of our ordinary shares, and not to TBS International plc and its consolidated subsidiaries.

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
Caton Maritime Corp. - Dakota Princess
Chatham Maritime Corp. - Zuni Princess
Chester Shipping Corp. - Tamoyo Maiden
Claremont Shipping Corp. - Arapaho Belle
Columbus Maritime Corp. - Seneca Maiden
Cumberland Navigation Corp. - Fox Maiden
Darby Navigation Corp. - Nyack Princess
Dorchester Maritime Corp. - Montauk Maiden
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
Hari Maritime Corp. - Navajo Princess
Hartley Navigation Corp. - Canarsie Princess
Henley Maritime Corp. - Tuckahoe Maiden
Hudson Maritime Corp. - Chesapeake Belle
Lancaster Maritime Corp. - Mohave Maiden
Montrose Shipping Corp. - Yakima Princess
Oldcastle Shipping Corp. - Taino Maiden
Prospect Navigation Corp. - Inca Maiden
Quentin Navigation Corp. - Houma Belle
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
Vedado Maritime Corp. - Tupi Maiden
Vernon Maritime Corp. - Mohegan Princess
Whitehall Marine Transport Corp. - Cherokee Princess
Windsor Maritime Corp. - Shinnecock Belle
Yorkshire Shipping Corp. - Oneida Princess
Longwoods Maritime Corp. - Comanche Maiden (vessel delivered in 2011)
McHenry Maritime Corp. - Omaha Belle (vessel delivered in 2011)
Sunswyck Maritime Corp. - Maya Princess (vessel to be delivered in 2011)
Leaf Shipping Corp. - Management Company
Pacific Rim Shipping Corp. - Philippine Bareboat Charterer
Jessup Maritime Corp. - Savannah Belle (Vessel sold in 2010)
Transworld Cargo Carriers, S.A. (Marshall Islands)
TBS Worldwide Services Inc. (Marshall Islands)
TBS African Ventures Limited
GMTBS Africa Line, Ltd. (Hong Kong - 50% ownership)
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
TBS Energy Logistics LP (Delaware)
TBS Logistics Incorporated (Texas)
TBS Warehouse & Equipment Holdings Ltd. (Marshall Islands)
TBS Warehouse & Distribution Group Ltd. (Marshall Islands)
Panamerican Port Services SAC (Peru - 50% ownership)
TBS Mining Limited (Marshall Islands)
GAT-TBS Consorcio S.A. (Dominican Republic - 50% ownership)
ST Logistics (Proprietary) Limited (South Africa - 25% ownership)
TBS Do Sul Ltd. (Marshall Islands)
Log.Star Navegação S.A., (Brazil - 70% ownership)
TBSI New Ship Development Corp. (Marshall Islands)

    Westbrook Holdings Ltd. and its subsidiaries ("Westbrook") operate their vessels under pool agreements with an affiliate, TBS Worldwide Services Inc. ("TBS Worldwide") and its subsidiaries, (TBS Pacific Liner, Ltd., TBS Latin America Liner, Ltd., TBS North America Liner, Ltd., TBS Ocean Carriers, Ltd., TBS Middle East Carriers, Ltd., TBS African Ventures Limited and TBS Eurolines, Ltd.) (collectively, the "Pools"). Transworld Cargo Carriers, S.A. ("TWCC") operates substantially all its vessels under pool agreements with TBS Worldwide. Roymar and TBS Shipping Services provide technical and operational management services to TBS and its other subsidiaries. TBS Warehouse & Equipment Holdings Ltd., TBS Mining Limited, ST Logistics Limited and TBS Do Sul Ltd. hold interests in joint ventures. TBSI New Ship Development Corp manages the Company’s ship building program.

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

Continued low freight rate levels during the second half of 2010 had a significant adverse affect on our revenues and cash flows, which caused us to enter into negotiations with our lenders to restructure our credit facilities. With the consent of our lenders, in September 2010, when we began negotiations to restructure our credit facilities, we ceased paying installments of principal due on indebtedness.

On January 28, 2011, we and our lenders agreed to restructure  debt payments, revise financial covenants (including covenants related to the Company’s consolidated leverage ratio, consolidated interest coverage ratio and minimum cash liquidity), modify other terms of the Credit Facilities, and waive any existing defaults.  We currently are in compliance with all financial covenants relating to our debt.  However, absent waivers, we would not have been in compliance with loan to value requirements on the Credit Suisse and Berenberg lines of credit as of December 31, 2010.  Unless the Baltic Dry Index, and in particular the freight and charter rates that the Company is able to obtain, strengthen significantly in the near future, it is likely that by June 30, 2011 the Company would fail to meet existing consolidated fixed charge and consolidated leverage ratio requirements and that we would need to enter into further negotiations with our lenders to seek further modifications and/or waivers of those financial covenants.  Failure to meet the covenant requirements or obtain a covenant waiver would have a material adverse effect on the Company’s business, operations, financial condition and liquidity and would raise substantial doubt about its ability to continue as a going concern.  Consequently, long term debt is classified as a current liability in the consolidated balance sheet at December 31, 2010.  Refer to "Note 11- Financing" to our consolidated financial statements for a more detailed explanation of our financing agreements and the classification of long-term debt.

We are required to review long-lived assets for impairment whenever events or circumstances suggest that long-lived assets may not be recoverable.  Events or circumstances that might trigger an impairment analysis include significant declines in freight, the market value or physical condition of our vessels, significant decreases in charter rates, or the existence of operating or cash flow losses associated with the use of our vessels.  Once a triggering event or circumstance arises, we perform an impairment analysis.  If the carrying value of our vessels or other long-lived assets exceeds the forecasted undiscounted cash flows for such assets, we are required to write down the carrying value of the assets to the estimated fair value.  If we do determine that our long-lived assets are impaired, we may be required to record a significant charge to earnings in our financial statements.  Based on a review of the events and circumstances at year end 2010, management concluded that during the fourth quarter of 2010 there could possibly be an impairment of our long-lived assets.  As a result, we performed an impairment assessment of our long-lived assets.  The significant factors and assumptions we used in estimating undiscounted cash flows included revenues, cargo volumes, capital expenditures and operating expenses.  We based our revenue assumptions on a number of factors estimated over the remaining life of our vessels, including historical and projected freight and charter rates, current market conditions and the age of our vessels.  We estimated operating expenses using an annual escalation factor.  Our historical experience with the shipping industry also informed our assumptions and estimates.  At December 31, 2010 we recognized an impairment of $201.7 million, which will reduce our net fixed assets at December 31, 2010 by an equal amount.

Principles of Consolidation

 The consolidated financial statements include the accounts of TBS and all of its subsidiaries that are more than 50% owned.  All significant intercompany transactions and balances have been eliminated in consolidation. Companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting.

Segment Reporting

The Company has determined, in accordance with FASB ASC Topic 280 - Segment Reporting that it operates in one reportable segment, the worldwide ocean transportation of dry cargo.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant estimates relate to; cash flow estimates and vessel valuations used for impairment analysis, vessel appraisals used in determining financial covenant compliance, allowances for charter hire and claims receivable, estimated lives of vessels and voyages in progress.

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

In the case of voyage charters, the vessel is contracted for a voyage between two or more ports. The Company is paid for the cargo transported and pays all voyage expenses, such as fuel, port call expenses and commissions, as well as all vessel operating expenses.  For voyages in progress at December 31, 2010 and 2009, we recognized voyage expense as incurred and recognized voyage revenues ratably over the length of the voyage.  Probable losses on voyages are provided for in full at the time such losses can be estimated.  Based upon the terms of the customer agreement a voyage is deemed to commence upon the completion of discharge of the vessel's previous cargo and is deemed to end upon the completion of discharge of the current cargo.  We apply the “discharge-to-discharge” method for recognizing revenues only on customer agreements that are non-cancelable. Vessel operating expenses for both voyage and time charters are expensed as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities when purchased of three months or less to be cash equivalents.

Charter Hire Receivables and Allowance for Doubtful Accounts

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

Claims Receivable

Claims receivable, which are included in prepaid expenses and other current assets, represent claims for reimbursement of expenses incurred that have been or will be made under our hull and machinery, and protection and indemnity coverage. We record the probable amount that we expect to recover from insurance net of the applicable deductible.

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

Deferred drydocking costs represent amounts incurred for periodic inspections and overhaul activities required for regulatory and insurance purposes.  It also includes expenditures that add economic life to the vessel, increase the vessel’s earning capacity or improve the vessel’s efficiency.  Normal repairs and maintenance, whether incurred as part of the drydocking or not are expensed as incurred.  Dry dock costs are amortized on a straight-line basis over the period through the date of the next drydocking which is typically 30 months.
Other fixed assets, consisting principally of grabs, computer hardware, software, and office equipment are depreciated on a straight-line basis.

We use the following useful lives to calculate depreciation and amortization:

Description	Useful Life
Vessel	Remaining vessel life, 4 -30 years
Vessel improvements	Remaining vessel life, 4 -21 years
Vessel equipment	2-5 years
Other fixed assets including grabs	3-10 years

Valuation of Long-Lived Assets and Goodwill

In accordance with the guidance outlined in FASB ASC Topic 360 - Property, Plant and Equipment, we perform tests for impairment of long-lived assets whenever events or circumstances, such as significant changes in charter rates or vessel valuations, suggest that long-lived assets may not be recoverable.  An impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets is less than the carrying value of the assets we are testing for impairment.  If the forecasted cash flows from long-lived assets are less than the carrying value of such assets, then we must write down the carrying value to its estimated fair value.

The provisions of FASB ASC Topic 350 – Intangibles – Goodwill and Other require an annual impairment test be performed on goodwill.  We perform our annual impairment analysis of goodwill on May 31st of each year, or more often if there are indicators of impairment present.  A two step approach is required.  The first step requires us to compare the reporting unit’s carrying value of net assets to their fair value.  If the fair value exceeds the carrying value, goodwill is considered not impaired and we are not required to perform further testing.  If the carrying value of the net assets exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of goodwill.  If the carrying value of goodwill exceeds its implied fair value, then we are required to record an impairment loss equal to the difference.

In December 2010, the FASB issued update No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)", to FASB ASC Topic 350 – Intangibles – Goodwill and Other requiring reporting units with zero or negative carrying amounts to test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists.  The new guidance must be applied for the first time during the quarter ending March 31, 2011.  Our most recent tests did not indicate any impairment of goodwill because the reporting units had negative carrying amounts.  Under current accounting guidance an entity can assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired.  We are assessing the potential impact of this new guidance on our consolidated financial statements which could result in an impairment of our goodwill which was $8.4 million at December 31, 2010.  In the period of adoption of this guidance, any impairment of goodwill will be charged to shareholders’ equity.

Deferred Financing Costs

Deferred financing costs are amortized over the term of the related financing using the straight-line method, which is not materially different than the effective interest method.  Unamortized deferred financing costs and lenders fees and third party costs incurred in connections with debt modifications or debt restructuring are accounted for in accordance with FASB ASC Topic 470 – Debt and are either capitalized and written off when the related debt is repaid or expensed and included in loss on extinguishment of debt in the accompanying consolidated statements of operations if the modification is deemed to be a debt extinguishment.

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

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with the guidelines outlined in FASB ASC Topic 718 - Stock Compensation which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.

Earnings Per Share

Basic earnings (loss) per ordinary share are computed using the two-class method for share-based payment transactions, which are participating securities. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for ordinary stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.  The earnings (loss) available to ordinary shares are divided by the weighted-average number of ordinary shares outstanding during the year.  Diluted earnings (loss) per share is computed by dividing the earnings (losses) available to ordinary shares by the weighted-average number of ordinary shares outstanding during the year excluding any participating securities.

Fair Value of Financial Instruments

    Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, charter hire receivables, derivate instruments and debt.  We place our cash equivalents with a number of financial institutions to help limit the amount of credit exposure to any one financial institution.  Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base, and their dispersion across many geographic areas.  No customer accounted for 10% or more of charter hire receivables as of December 31, 2010 and only one customer accounted for 11.7% of charter hire receivables as of December 31, 2009.

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

•
Long-term debt - The carrying amount of our long-term debt, which was reclassified in 2010 and 2009 to short-term due to probable financial ratio covenant violations within 12 months from December 31, 2010 and 2009 respectively, approximates fair value due to the variable interest rates on bank borrowings and based on the current rates offered to us for debt of the same remaining maturities.

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

Financial Derivative Instruments and Hedging Activities

The Company seeks to manage its interest rate risk associated with variable rate borrowings with the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with the guidance outlined in FASB ASC Topic 815 – Derivatives and Hedging. The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income (loss) or comprehensive income (loss) as appropriate.

Note 3 — New Accounting Pronouncements

Adopted

In January 2010, the FASB issued Accounting Standards Update 2010-06, "Improving Disclosures about Fair Value Measurements", which amends FASB ASC Topic 820 - Fair Value Measurements and Disclosures regarding the accounting for fair value measurements and disclosures.  This amendment provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  This amendment was effective with the March 31, 2010 reporting period.  Adoption of the amendments in 2010 did not have an effect on the Company’s financial statements disclosures and adoption of the amendment that is effective for the 2011 reporting periods is not expected to have an effect.

In June 2009, the FASB issued changes to the accounting guidelines for variable interest entities. These changes, as discussed in FASB ASC Topic 810 - Consolidation, require an enterprise to: (i) perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; (iii) eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iv) add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly affect the entity’s economic performance: and (v) enhance disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. Adoption of this guidance, which became effective January 1, 2010, did not have an effect on the Company's consolidated financial statements.

In May 2009, the FASB issued guidance which was subsequently amended in February 2010 regarding accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance, which is outlined in FASB ASC Topic 855 - Subsequent Events, establishes the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes did not have an effect on the Company's consolidated financial statements because the Company already followed a similar approach prior to the adoption of this guidance.

Issued

In December 2010, the FASB issued update No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force )", to FASB ASC Topic 350 – Intangibles – Goodwill and Other.  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  The Company must apply the new guidance for the first time during the quarter ending March 31, 2011.  As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired.  We are assessing the potential impact of this new guidance on our consolidated financial statements which could result in an impairment of our goodwill which was $8.4 million at December 31, 2010.  In the period of adoption of this guidance, any impairment of goodwill will be charged to shareholders’ equity.

In December 2010, the FASB issued update No. 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations", to FASB ASC Topic 805 - Business Combinations.  The amendments in this update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combinations.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not expect that adoption of this guidance will have a significant impact on the determination or reporting of our financial results.

Note 4 — Allowance for Charter Hire

The Company reviews the allowances for doubtful accounts monthly. Account balances are charged off against the allowance when the Company feels that it is probable the receivable will not be recovered.

Allowance for doubtful charter hire receivables is as follows (in thousands):

	Balance at		Write-offs, Net of	Balance at
	Beginning of Year	Additions	Recoveries	End of Year
December 31, 2010	$1,000	$1,918	$(1,918)	$1,000
December 31, 2009	$500	$901	$(401)	$1,000
December 31, 2008	$490	$54	$(44)	$500

    In December 2010, we determined that $1.8 million receivable due from a former customer will probably not be recovered.   Consequently, the allowance for charter hire was increased and the receivable was charged against the allowance as of December 31, 2010.

Note 5 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
Description	2010	2009
Claims receivable	$3,269	$4,908
Due from agents	1,330	1,546
Other receivables	680	807
Prepaid expenses	2,710	2,053
TOTAL	$7,989	$9,314

Note 6 — Fuel and Other Inventories

Fuel and other inventories consist of the following (in thousands):

	December 31,	December 31,
Description	2010	2009
Fuel	$10,908	$9,093
Lubricating oil	6,127	5,235
Other	478	712
TOTAL	$17,513	$15,040

Note 7 — Fixed Assets

Fixed assets consist of the following (in thousands):

	December 31,	December 31,
Description	2010	2009
Vessels	$594,718	$717,535
Vessel improvements and other equipment	190,744	170,325
Deferred drydocking costs	30,530	26,619
Vessel construction in process	92,600	130,711
Other fixed assets	19,390	18,912
Less:	927,982	1,064,102
Accumulated depreciation, amortization and
vessels impairment loss	(351,720)	(259,844)
	$576,262	$804,258

The Company had individual contracts, with China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Group Co., Ltd. ("Shipyard"), to build six multipurpose vessels with retractable tweendecks.  The contracts, which were entered into in February 2007 specify an original contract purchase price of $35.4 million per vessel.  In September 2009, the Rockaway Belle, which was the first vessel, was delivered. Two vessels, the Dakota Princess and the Montauk Maiden, were delivered in March 2010 and September 2010, respectively.  Two more vessels, the Omaha Belle and the Comanche Maiden were delivered in January and February of 2011 respectively, while the final vessel, the Maya Princess is scheduled for delivery during the second quarter of 2011.  Installments of $7.0 million per vessel are due to the Shipyard when each of four pre-delivery milestones (contract signing, steel cutting, keel laying, and launching) are met.  At delivery, the final installment of $7.4 million is due to the Shipyard.  Payments made and capitalized costs for the three remaining vessels to be delivered as of December 31, 2010 are as follows (in thousands):

Hull Number	Vessel Name	Payments through December 31, 2010

Hull No NYHS200723	Comanche Maiden	$28,000
Hull No NYHS200724	Omaha Belle	28,000
Hull No NYHS200725	Maya Princess	28,000
	Payments to yard	84,000
	Capitalized interest	14,794
	Design & other costs	2,806
		101,600
	Impairment charge	(9,000)
		$92,600

    The Company capitalized interest, including loan origination fees, of $4.8 million, $4.2 million, and $5.8 million in 2010, 2009, and 2008, respectively.   Capitalized interest and deferred finance costs are added to the cost of each vessel and will be amortized over the estimated useful life of the respective vessel when the vessel is placed into service. Management's impairment analysis as of December 31, 2010 indicated that future undiscounted operating cash flows for the fleet, including the vessels to be delivered in 2011, were below the vessels’ carrying amount.  Accordingly an impairment loss of approximately $9.0 million was recognized on vessels under construction and included as part of the $201.7 million impairment loss reflected in the consolidated statement of operations.

The Company took delivery of two vessels, the Dakota Princess and the Montauk Maiden, for $80.5 million in 2010, the Rockaway Belle for $39.8 million in 2009, and eleven vessels for $312.5 million in 2008.

    During 2010, the Company sold the Savannah Belle for $2.8 million.  A loss of $5.2 million was recorded and the net proceeds were used to pay down the BOA Revolver.

    Depreciation and amortization of vessels and other assets was $103.6 million, $95.9 million, and $73.5 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

Impairment of Long-Lived Assets

As at December 31, 2010 and 2009, as well as at the end of each quarterly reporting period ended during 2010, the Company performed an impairment review of the Company's long-lived assets due to the continued global economic softness and its impact on the shipping industry.  The Company concluded that events and circumstances occurred during the fourth quarter of 2010 that suggested a possible impairment of long-lived assets.  These indicators included significant declines in freight and charter rates and asset values toward the end of 2010.  As a result, the Company performed a fleet level impairment assessment analysis of its long-lived assets, which compared undiscounted cash flows with the carrying values of the Company's long-lived assets to determine if the assets were impaired.  Management made assumptions used in estimating undiscounted cash flows, which include utilization rates, revenues, capital expenditures, operating expenses and the weighted remaining useful life of the fleet of vessels.  These assumptions are based on historical trends as well as future expectations that are consistent with the plans and forecasts used by management to conduct its business.  Management's impairment analysis as of December 31, 2010 indicated that future undiscounted operating cash flows at the fleet level, including vessels to be delivered during the first half of 2011, were below the vessel's carrying amount, and accordingly an impairment loss of approximately $201.7 million was recognized and separately reflected in the consolidated statement of operations.

The assumptions and estimates we used in our impairment analysis are highly subjective and could be negatively affected by further declines in freight or charter rates, further decreases in the market value of vessels or other factors, which could require us to record additional material impairment charges in future periods.

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

Note 9 — Other assets and deferred charges

    Other assets and deferred charges consist of the following (in thousands):

	December 31,
Description	2010	2009
Deferred financing costs, net	$6,278	$5,963
Deposit for bareboat charter
and deferred rent expense	8,464	9,152
Investment in equity securities available for sale	404	404
Investments in joint ventures	5,596	5,325
Total	$20,742	$20,844

    Deferred financing costs represent fees incurred to obtain new financing, refinance existing debt or arranging long term leases on vessels. Accumulated amortization of deferred financing costs was $7.8 million and $3.4 million at December 31, 2010 and 2009, respectively.

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

Investment in a consolidated joint venture:

    In January 2010, the Company entered into a joint venture agreement to form Log-Star, a Brazilian corporation. The Company acquired a 70% economic interest in Log-Star while Logística Intermodal S.A. (“Log-In”) an unrelated Brazilian corporation purchased the remaining 30% interest. Log-Star is authorized to transport breakbulk, bulk, liner, and parcel services in the Brazilian coastal cabotage trade as well as in the Amazon River.

Under the joint venture agreement, the Company has the right to appoint or remove the chief operating officer of Log-Star, who is responsible for the management of commercial and operational activities, as well as for the technical management of the vessels. This would allow the Company to have the power to significantly affect Log-Star’s economic performance. Based on the accounting guidance provided by FASB ASC Topic 810 - Consolidation, the Company is considered the primary beneficiary of Log-Star and is required to consolidate it in the Company’s consolidated financial statements. The Company has consolidated Log-Star’s results in its financial statements

Investment in non-consolidated variable interest entities (VIE):

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

As of December 31, 2010 our investments in these entities, including equity and loans made and committed to be made subsequent to December 31, 2010, is our maximum exposure to loss from these entities. We are not contractually required to provide any financial or other support to any of the joint ventures. We have determined we are not the primary beneficiary of any of the VIE’s as we do not have the power to direct the activities that most significantly impact their economic performance. Accordingly, we do not consolidate these entities and account for our investments in the entities under the equity method. The investments in the joint ventures are included within other assets and deferred charges in our consolidated financial statements. All investments are accounted for using the equity method.  For the years ended December 2010, 2009, and 2008 income/(loss) from joint ventures were $(0.2) million, $0.1 million, and $0.2 million, respectively.

Note 10 — Accounts Payable-Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
Description	2010	2009
Accounts payable and accrued expenses - vessel	$30,236	$33,631
Accounts payable and accrued expenses - voyage	13,308	16,541
Accounts payable and accrued expenses - other	3,124	1,813
Accrued payroll and related costs	123	69
Total	$46,791	$52,054

Note 11 — Financing

The Company’s outstanding debt balances consist of the following (in thousands):

	Interest Rate at December 31, 2010	December 31, 2010	December 31, 2009
Bank of America - term credit facility,
expires March 31, 2012	8.04%	$19,165	$76,000
Bank of America - term credit facility 2,
expires June 30, 2014	8.04%	110,092	75,000
The Royal Bank of Scotland credit facility,
new vessel buildings, expires September 9, 2014	5.30% & 5.31%	131,670	103,758
DVB Group Merchant Bank (Asia) Ltd credit facility,
expires June 30, 2014	6.31%	26,080	35,864
Credit Suisse credit facility,
expires August 28, 2018	3.55% & 3.53%	25,815	28,750
AIG Commercial Equipment Finance, Inc. credit facility,
expires June 30, 2014	12.00%	12,250	19,250
Commerzbank AG credit facility,
expires June 30, 2011	4.28%	1,500	4,500
Berenberg Bank credit facility,
expires June 30, 2014	5.31%	5,687	8,125
Total		332,259	351,247
Less current portion		(332,259)	(351,247)
Long term portion

Below are payment obligations due during the next five years according to the scheduled repayment terms in the credit facility agreements as of December 31, 2010 (in thousands):

2011	$30,000
2012	30,000
2013	39,996
2014	219,558
2015	3,496
Thereafter	9,209
$332,259

Classification

    The Company did not make certain principal payments due under its credit facilities during the third quarter of 2010.  The failure to make principal payments on the due dates constituted events of default under the relevant Credit Facilities and cross-defaults under the other debt agreements. An event of default permits the lenders to take certain actions, including declaring the outstanding principal of the applicable debt to be due and payable immediately, seeking foreclosure upon any collateral securing their respective loan and, in the case of the Royal Bank of Scotland Credit Facility, terminating any remaining commitments to lend to the Company.

On September 30, 2010, in order to avoid an acceleration of the maturity of outstanding loans, the Company entered into forbearance agreements with the requisite lenders under its various credit facilities and swap counterparties.   The forbearance agreements were extended until January 31, 2011 to provide the Company with an opportunity to negotiate amendments to the credit agreements.  During the forbearance period, the lender groups agreed to forbear from exercising their rights and remedies which arose from the Company's failure to make principal payments when due.  The agreements also absolved the Company from making principal payments due on its financing facilities during the extended forbearance period, but required the Company to continue making  interest payments on the facilities at the default interest rate.

Effective January 28, 2011, the Company and its lenders amended the credit agreements.  The amendments revised the principal repayment schedules, waived any existing defaults, revised the financial covenants (including covenants related to the Company’s consolidated leverage ratio, consolidated interest coverage ratio and minimum cash balance), and modified certain other terms.   At December 31, 2010, we were in compliance with all financial covenants relating to our debt.  However, absent waivers, we would not have been in compliance with loan to value requirements on the Credit Suisse and Berenberg lines of credit as of December 31, 2010.  Unless the Baltic Dry Index, and in particular the freight and charter rates that we are able to obtain, strengthen significantly in the near future, it is likely that by June 30, 2011 we would fail to meet existing consolidated fixed charge and consolidated leverage ratio requirements and that we would need to enter into further negotiations with our lenders to seek further modifications of those financial covenants.   Failure to meet these covenants or the Company’s inability to obtain a waiver of such future covenant violations would raise substantial doubt about the Company’s ability to continue as a going concern.  Generally accepted accounting principles require that long-term loans be classified as a current liability when either a covenant violation that gives the lender the right to call the debt has occurred at the balance sheet date, or such a covenant violation would have occurred absent a waiver of those covenants, and in either case it is probable that the covenant violation will not be cured within the next 12 months.  Consequently, long term debt is classified as a current liability in the consolidated balance sheet at December 31, 2010.

Loan Modifications

During the third quarter the Company entered into negotiations with its lenders to seek modification of certain financial covenants in its various credit facilities.  With the consent of its lenders, in September 2010 the Company ceased paying installments of principal due on indebtedness.  As a result, the Company’s lenders agreed not to take any action while we sought to negotiate new terms of the existing debt.

Effective January 28, 2011, the Company and its lenders agreed on a restructuring of its debt repayment schedules and modifications of the covenants under its credit facilities and the lenders agreed to waive any existing defaults under those agreements.  In connection with the restructuring of debt facilities consummated in January 2011, the Company incurred third party costs which are being recognized as an expense when incurred and during the year ended December 31, 2010, we recognized $3.2 million of third party costs.  In addition, the Company incurred bank fees totaling approximately $3.3 million which will be added to the existing unamortized balance of deferred financing costs and amortized over the terms of the new arrangements.  As a result of the extinguishment of the BOA Revolver, $1.1 million of unamortized deferred financing costs previously incurred will be charged to consolidated income during the first quarter of 2011.

The Company’s lenders, as a condition to restructuring its credit facilities, have required three significant shareholders who also are key members of management to agree to provide up to $10.0 million of new equity in the form of Series B Preference Shares.  In partial satisfaction of this requirement, on January 28, 2011, these significant shareholders purchased an aggregate of 30,000 of our Series B Preference Shares at $100 per share directly from the Company in a private placement.  In addition, they agreed to purchase up to an additional aggregate of 70,000 of Series B Preference Shares at $100 per share directly from the Company in one or more private placements, but the number of additional shares that they will be required to purchase will be reduced, share for share, by the number of Series A Preference Shares purchased by subscription rights holders in a rights offering.

The table below summarizes the repayment terms, interest rate benchmark and post amendment margin rates, number of vessels and net book value at December 31, 2010 collateralizing each credit facility:

	At December 31, 2010		Subsequent to December 31, 2010
Credit Facility	Repayment terms	Base and Margin Interest Rate (a)	Repayment terms	Base and Margin Interest Rate (a)	Net Book Value of Collateral at Dec 31, 2010 (in millions)	Number of Vessels Collateralizing Credit Facility
Bank of America - Term Credit Facility 1	15 quarterly installments of $9.5 million through December 31, 2011	LIBOR plus 5.75% (b)	3 quarterly installments of $5.1 million and 1 quarterly installment of $3.9 million through March 31, 2012	LIBOR plus 5.00% (d)

Bank of America - Revolving Credit Facility (renamed Bank of America - Term Credit Facility 2 subsequent to January 28, 2011)	Balloon Payment due March 26, 2012	LIBOR plus 5.75% (b)	3 quarterly installments of $3.9 million and 6 quarterly installments of $5.4 million through June 30, 2014 ending with a final installment due on June 30, 2014 of $66.1	LIBOR plus 5.00% (d)	$ 245.4	29

The Royal Bank of Scotland Credit Facility
Construction Period	Conversion to term loan of the debt associated with each vessel upon delivery of the respective vessel	LIBOR plus 5.00%	Conversion to term loan of the debt associated with each vessel upon delivery of the respective vessel	LIBOR plus 4.25% (d)	$ 80.1	3 (c)

Post Delivery Term Loan	Quarterly installments of $0.4 million per vessel commencing three months after delivery and ending with a final installment due on September 30, 2014 of $111.6 million.	LIBOR plus 5.00%	3 quarterly installments of $1.7 million, 4 quarterly installments of $1.3 million and 6 quarterly installments of $1.8 million through September 9, 2014 ending with a final installment due on June 30, 2014 of $125.8 million	LIBOR plus 4.25% (d)	$ 101.3	3

DVB Group Merchant Bank (Asia) Ltd Credit Facility	10 quarterly installments of $4.9 million and 10 quarterly installments of $2.6 million through January 2013	LIBOR plus 5.75% (b)	3 quarterly installments of $1.1 million, 4 quarterly installments of $0.9 million and 6 quarterly installments of $1.2 million through June 30, 2014 ending with a final installment due on June 30, 2014 of $12.2 million	LIBOR plus 5.75%	$ 34.1	7

Credit Suisse Credit Facility	8 quarterly installments of $1.5 million and 32 quarterly installments of $0.9 million through December 2017 and February 2018	LIBOR plus 3.25%	29 quarterly installments of $0.9 million and 1 quarterly installment of $0.5 million through August 28, 2018	LIBOR plus 4.00%	$ 30.2	2

AIG Commercial Equipment Finance, Inc. Credit Facility	8 quarterly installments of $2.63 million and 8 quarterly installments of $1.75 million through April 2012	LIBOR plus 5.00% With an Interest Rate Floor of 10%	3 quarterly installments of $0.5 million, 4 quarterly installments of $0.4 million and 6 quarterly installments of $0.6 million through June 30, 2014 ending with a final installment due on June 30, 2014 of $5.7 million	10.00%	$ 41.8	4

Commerzbank AG Credit Facility	4 quarterly installments of $1.5 million, and 4 quarterly installments of $1.0 million and 2 quarterly installments of $0.25 million through June 2011	LIBOR plus 4.00%	One payment of $1.5 million due on June 30, 2011	LIBOR plus 4.00%	$ 11.8	1

Berenberg Bank Credit Facility	16 quarterly installments of $0.8 million through June 2012	LIBOR plus 5.00%	3 quarterly installments of $0.2 million, 4 quarterly installments of $0.2 million and 6 quarterly installments of $0.2 million through June 30, 2014 ending with a final installment due on June 30, 2014 of $3.0 million	LIBOR plus 5.00%	$ 12.4	1

(a)	Margins shown exclude 2.00% additional interest while the loans are in defaults.
(b)	The base rate increases 50 basis points every six months with 5.75% through December 31, 2010; 6.25% through June 30, 2011; 6.75% through December 31, 2011 and 7.25% through maturity.
(c)	While vessels are under construction, advances are collateralized by shipbuilding contracts.
(d)	The credit facility has a LIBOR floor of 1.50%.

    As part of the RBS credit facility restructuring, restricted cash of $6.2 million was used toward the final payment to the shipbuilding yard due upon the delivery of the Omaha Belle in January 2011.   There are two final draw downs under the RBS credit facility of approximately $7.5 million each that will be made when the Comanche Belle and the Maya Princess are delivered.

The RBS Credit Facility is collateralized by the respective shipbuilding contracts while the vessels are under construction and, after delivery of the respective vessel, by Preferred Ship Mortgages (as defined in the loan agreement) on the new vessels and assignment of freight revenue and insurance. Further, the RBS credit facility prohibits the Company from materially amending or failing to enforce the shipbuilding contracts.  The Company guarantees the obligations of the borrowing subsidiaries under the RBS Credit Facility.

Covenants

The Company’s various debt agreements contain both financial and non-financial covenants, and include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of our business. The Company is required to comply with maritime laws and regulations, maintain the vessels consistent with first class ship ownership and management practice, keep appropriate accounting records and maintain specified levels of insurance. Under the financial covenants the Company is required to maintain minimum cash and cash equivalent balances, have minimum consolidated tangible net worth within defined limits, and maintain certain fixed charge and leverage ratios.

The amendments and restatements of the credit agreements effective as of January 28, 2011 require the following three primary financial covenants: minimum cash liquidity, minimum interest charge coverage ratio, and maximum leverage ratio.   The following table summarizes financial covenants in place as of December 31, 2010 and as amended subsequent to December 31, 2010:
As amended subsequent to
Covenant	As of December 31, 2010	December 31, 2010
Minimum Cash Liquidity	Qualified cash of $15.0 million, which is defined in the agreement as cash and cash equivalents.
Qualified weekly average cash of $15.0 million, which is defined in the agreement as cash and cash equivalents.  This calculation shall exclude any expenses actually paid in connection with the restructuring.

Minimum Consolidated Interest Charge Coverage Ratio
Not less than a ratio of 3.00 to 1.00 at June 30, 2010 and 3.75 to 1.00 at September 30, 2010 of Consolidated EBITDA for the four previous quarters to Consolidated interest expense for the same period.  Not measured after September 30, 2010.

Not less than a ratio (consolidated EBITDA to consolidated interest expense) of 3.35 to 1.00 for each fiscal quarter period during 2011; 3.70 to 1.00 for each fiscal quarter period during 2012; 4.30 to 1.00 for each fiscal quarter period ending on March 31, and June 30, 2013; 4.75 to 1.00 for each fiscal quarter period ending on September 30, and December 31, 2013; 5.20 to 1.00 for each fiscal quarter period during March 31 to September 30, 2014.

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

Not more than a ratio (consolidated funded indebtedness to consolidated EBITDA) of 4.00 to 1.00 for each fiscal quarter period during 2011; 3.65 to 1.00 for each fiscal quarter period during 2012; 3.20 to 1.00 for each fiscal quarter period ending on March 31, and June 30, 2013; 2.75 to 1.00 for each fiscal quarter period ending on September 30, and December 31, 2013; 2.50 to 1.00 for each fiscal quarter period during March 31 to September 30, 2014.

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
Not Applicable - deleted.

Value to Loan

    The market value of the vessels, as determined by appraisal, is required to be above specified value to loan ratios, as defined in each credit facility agreement, which range from 125% to 167% of the respective credit facility’s outstanding amount.  The credit facilities require mandatory prepayment or delivery of additional security in the event that the fair market value of the vessels falls below limits specified.  BOA requires compliance with 143% value to loan ratio requirements.  Effective December 2012, the value to loan ratio requirement for RBS increases from 125% to 135%.  Absent waivers, the Company would not have been in compliance with loan to value requirements on the Credit Suisse and Berenberg lines of credit as of December 31, 2010.

Guarantee Facility

     Concurrent with the Company entering into the RBS credit facility, the Company entered into an agreement ("Guarantee Facility") to have The Royal Bank of Scotland plc guarantee payments due under the shipbuilding contracts.  Under the Guarantee Facility, The Royal Bank of Scotland plc has agreed to guarantee the second, third, and fourth installments due by the Company under the respective shipbuilding contract.  TBSI guarantees the Guarantee Facility.  As of December 31, 2010, there was one performance guarantee outstanding for $7.0 million, which was cancelled in January 2011.

Note 12 — Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations.  Currently, the only risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating-rate borrowings.  FASB ASC Topic 815 - Derivative and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  The Company designates and accounts for its interest rate swap contracts as cash flow hedges in accordance with FASB ASC Subtopic 815-30 - Cash Flow Hedges.

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

As of December 31, 2010, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $131.5 million.  Interest rate contracts have fixed interest rates ranging from 2.92% to 5.24%, with a weighted average rate of 3.92%.  Interest rate contracts having a notional amount of $61.5 million at December 31, 2010, decrease based on the originally scheduled principal payments on the respective debt.  Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated income statements is shown below (in thousands):

	Liability Derivatives
	December 31, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other liabilities	$4,069	Other liabilities	$8,997

Derivatives not designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other liabilities	4,375	Other liabilities	980

Total derivatives		$8,444		$9,977

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	For the Years Ended December 31,
Derivatives under ASC Topic 815 Cash Flow Hedging Relationships	2010	2009
Designated Hedges:
Interest rate contracts	$(3,835)	$(8,275)
De-designated Hedges:
Interest rate contracts-OCI frozen	(5,016)
Total derivatives	$(8,851)	$(8,275)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Years Ended December 31,
		2010	2009	2008

Derivatives Not Designated as Hedging Instruments under ASC Topic 815

Interest rate contracts	Interest expense	$905	$3	$(1,138)

Derivatives under ASC Topic 815

Interest rate contracts	Interest expense	4,420
		$5,325	$3	$(1,138)

     In June 2010, the Company paid $3.0 million to modify one and terminate two interest rate contracts.  The first terminated contract was a deferred starting interest rate contract, which started December 29, 2014 and continued through December 29, 2019, for the notional amount of $20.0 million of debt that was callable at the bank’s option at any time during the life of the contract.  In connection with this deferred starting interest rate contract, the Company entered into the second of the terminated interest rate contracts, a receiver swap option which gave the Company the right but not the obligation to enter into a subsequent interest rate contract if the bank called the initial contract.  Accordingly, changes to the value of these contracts did not qualify for hedge accounting treatment from inception of the contracts. For the years ended December 31, 2010 and 2008 $0.6 million and $1.1 million were included as a component of interest expense in the consolidated statement of operations.  For the year ended December 31, 2009 there was an insignificant change to the value of these contracts. The third interest rate contract, which had previously been designated a hedging instrument was modified to change the expiration date from June 2019 to June 2014.  The modification resulted in it no longer being probable that the hedging instrument would effectively hedge future cash flows and, accordingly, the hedging instrument was de-designated.  The charge to other comprehensive income of $5.9 million was frozen and will be reclassified into earnings quarterly through June 2019.  During 2010, $1.1 million was reclassified into earnings.  The Company did not designate the interest rate contract having the new expiration date as a hedging instrument.  Consequently, for the year ended December 31, 2010, changes to the value of $0.4 million were included as a component of interest expense in the consolidated statement of operations.

    In connection with the restructuring of the credit facilities, a LIBOR floor of 1.5% was added to certain credit facilities.   Due to this amendment, we discontinued hedge accounting for one hedging relationship at December 31, 2010, because the hedge is no longer expected to be highly effective.  For this hedging relationship, amounts that have been accumulated in other comprehensive income of $0.2 million were frozen and will be reclassified into earnings quarterly through December 2011.  A second hedging instrument is expected to continue being effective; however, the LIBOR floor is expected to cause some hedge ineffectiveness.  The ineffective portion of this hedging instrument will be included as a component of interest expense in the consolidated statement of operations in the period the forecasted transaction occurs.

    The Company does not obtain collateral or other security to support financial instruments subject to credit risk.  The Company monitors the credit risk of our counterparties and enters into agreements only with established banking institutions.  The financial stability of those institutions is subject to current and future global and national economic conditions, as well as governmental support.

    FASB ASC Topic 820 - Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

    Level 1 – Quoted prices in active markets for identical assets or liabilities
    Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable
    Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

    The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2010:

(in thousands)	Level 1	Level 2	Level 3
Liabilities
2010
Interest rate contracts	$	$8,444	$
2009
Interest rate contracts	$	$9,977	$

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

Warrants

    As a result of additional shares issued in connection with the Company’s Equity Incentive Plan during the year ended December 31, 2010, the number of shares exercisable under outstanding warrants increased by 2,369 Class A ordinary shares and 35,315 Class B ordinary shares. Accordingly, at December 31, 2010, there were outstanding exercisable warrants to purchase 108,525 Class A ordinary shares and 241,062 Class B ordinary shares held by parties not affiliated with existing shareholders.  The warrants are exercisable until February 8, 2015, at a price of $0.01 per share.

    The warrant agreement includes an anti-dilution provision that adjusts the number of shares issuable upon exercise of the warrants whenever the Company issues additional common shares or engages in similar transactions.  In 2008, additional shares were issued in connection with our secondary public offering and through our Equity Incentive Plan, shares.  Consequently, shares exercisable under outstanding warrants increased by 7,845 Class A and 15,205 Class B ordinary common shares, or 23,050 total ordinary shares.

Treasury Stock

    The Company's Equity Incentive Plan permits stock grant recipients to elect a net settlement.  Under the terms of a net settlement, the Company retains a specified number of shares to cover the recipients’ estimated statutory minimum tax liability.  The retained shares are held in the Company's treasury ("Treasury Stock").  In 2010, employees vested in a total of 871,582 Class A common shares.  Certain employees elected to have the Company withhold and remit their respective payroll tax obligations.  Accordingly, the Company retained and added to Treasury Stock 112,693 Class A ordinary shares, valued at $692,647 to cover the recipient's estimated payroll tax liability.  At December 31, 2010, there were 133,564 Treasury Stock shares held by the Company having a cost of $1,176,851.

Comprehensive (Loss)

The components of comprehensive loss consist of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net (loss) attributable to TBS International plc	$(245,266)	$(67,040)	$191,777
Foreign currency translation adjustments	446
Change in unrealized gain on cash flow hedges	(576)	5,452	(10,830)
Comprehensive loss	$(245,396)	$(61,588)	$180,947

Note 14 —Related Party Transactions

Commercial and Port Agency Services

Two companies affiliated with the Company’s major shareholders provide commercial and port agency service to us.

(a)
TBS Commercial Group Ltd. ("TBS Commercial Group") - This Bermuda-based holding company owns 27 operating companies that operate commercial and port agencies in South America, Europe, and Asia. Its subsidiaries are (1) Solar Shipping Logistica e Tranportes Ltda. (TBS Do Brasil); (2) TBS-Tecnisea C. Ltda.; (3)  Aquarius Shipping Colombia Ltda.; (4) TBS De Venezuela C.A.; (5) TBS Bolivia S.R.L.; (6) TBS Asia Ltd.; (7) TBS Shipping Services Europe GmbH; (8) Seganport S.A. (TBS Peru); (9) Brasinav Agenciamentos Ltda.; (10) Seganport Selva S.A.; (11) TBS SpA (TBS Chile); (12) Nautica Groupe Ltd.; (13) Hermes Logistics Ltd.; (14) Interport Logistics Ltda.; (15) Almacenera Grau; (16) Yonkers Real Estate; (17) TBS Logistics Bolivia SRL; (18) TBS Logistics de Colombia S.A.; (19) TBS Project Logistics Limited; (20) TBS de Colombia S.A.; (21) Interproject Carriers Ltd.; (22) Cia Vapores Arco Iris; (23) Transportes Maritimas Y Fluviales SRL; (24) Bademar ; (25) Groupa  Sedei; (26) Blue Parrot Software SARL A.U. (Morocco);  and (27) TBS Ecuador TBSEC S.A.;

(b)
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

Port agency fees paid to TBS Commercial Group and Beacon for the years ended December 31, 2010, 2009, and 2008 were approximately $2.1 million, $1.9 million, and $2.2 million, respectively.

Commissions paid to TBS Commercial Group and Beacon for commercial agency services were approximately $7.3 million $5.9 million, and $14.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.

At December 31, 2010 and 2009, the below amounts due to related commercial and port agents are included in accounts payable and accrued expenses and other liabilities (in thousands):

		Accrued
	Accounts	and Other
Period	Payable	Liabilities	Total
December 31, 2010	$1,148	$4,621	$5,769
December 31, 2009	$1,726	$2,970	$4,696

Chartering Broker

    Globe Maritime Limited ("Globe") occasionally acts as a broker for chartering and vessel sales and purchases.  James W. Bayley who is a Company officer and member of the Board of Directors owns Globe.  During 2010, 2009 and 2008, the Company paid Globe approximately $0.1 million, $0.1 million and $1.2 million, respectively.

Lease

TBS Shipping Services maintains an office in Yonkers, New York that is leased from our chairman and chief executive officer, Joseph E. Royce.  During 2010, 2009, and 2008, payments to Mr. Royce under this lease totaled $240,000 per year.  The $240,000 paid in 2010 includes a prepayment of $10,000 relating to rent for the month of January 2011.

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

Stock-based compensation costs are measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. The Company recognized total stock-based compensation costs of $7.3 million, $1.0 million, and $2.4 million for the years ended December 31, 2010, 2009, and 2008 respectively.  These amounts are reflected in the Consolidated Statement of Operations in general and administrative expenses. The company derives no material income tax benefit for stock-based compensation due to its tax structure.

At December 31, 2010, unrecognized stock-based compensation expense related to non-vested restricted stock-based awards totaled $3.6 million. The cost of these non-vested awards will be recognized over a weighted-average period of 2.7 years.

Transactions under the Amended and Restated Equity Incentive Plan are summarized as follows (aggregate values in thousands):

	Number of Share Units	Number of Restricted Shares	Weighted-Average Fair Value at Grant Date	Aggregate Value at Grant Date

Non-vested at December 31, 2007	15,000	123,500
Granted, restricted shares		26,000	$33.80	$879
Granted, share units
Forfeited
Vested	(5,000)	(37,500)
Non-vested at December 31, 2008	10,000	112,000
Granted, restricted shares		12,500	$7.64	$95
Granted, share units
Forfeited		(3,000)
Vested	(5,000)	(65,500)
Non-vested at December 31, 2009	5,000	56,000
Granted, restricted shares		1,610,082	$6.42	$10,337
Granted, share units
Forfeited		(1,500)
Vested	(5,000)	(871,582)
Non-vested at December 31, 2010		793,000

On April 15, 2010, the Company awarded 12,500 restricted Class A ordinary shares to its independent directors that vested at the time of the Company’s Annual General Meeting on June 10, 2010. On June 1, 2010, the Company, on a “net share settlement” arrangement, issued 338,869 fully vested Class A ordinary shares to employees. The full award to employees was 559,582 Class A ordinary shares; however, 220,713 Class A ordinary shares were not issued but instead withheld in order to reimburse the Company for payroll taxes paid on behalf of these employees. On June 30, 2010, the Company issued 169,381 fully vested Class A ordinary shares to senior management. The shares are part of a 273,000 Class A ordinary share award to senior management from which 103,619 shares were withheld, under a net settlement arrangement, to reimburse the Company for payroll taxes paid on behalf of the executives. On June 30, 2010, the Company granted 765,000 Class A ordinary shares to employees. These shares, which had a fair value of $4.7 million at the grant date, vest in four equal installments starting June 30, 2011 and will be recognized ratably over the vesting period.

Employee Share Purchase Plan

The Company adopted an Employee Share Purchase Plan in 2005, effective on the date of our initial public offering. Under the share purchase plan a maximum of 1,300,000 shares can be granted. All eligible employees, as defined in the plan, can subscribe to purchase shares of the Company’s stock at a purchase price of 95% of the fair market value of the common shares on the last day of the subscription period. At December 31, 2010, no shares were subscribed or issued under the plan.

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

Note 17 — Earnings Per Share

In accordance with FASB ASC Topic 260 – Earnings per Share, the following table sets forth the computation of basic and diluted net (loss) income per share for 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009		2008
	(In thousands, except number of shares and earnings per share amounts)
Numerators:
Net (loss) income attributed to TBS International plc and (Loss) available to ordinary shareholders-basic and diluted	$(245,266)		$(67,040)	$191,777
Allocation of undistributed income to nonvested restricted common shares		$		$(711)

(Loss) earnings available to common shareholders-Basic and Diluted	$(245,266)		$(67,040)	$191,066

Denominators:
Weighted average common shares outstanding-Basic and Diluted	30,217,210		29,843,566	29,263,292

Net (loss) income per common share:
Basic and Diluted	$(8.12)		$(2.25)	$6.53

Anti-dilutive warrants not included above	349,590		311,903

    As outlined in sections of FASB ASC Topic 260 – Earnings per Share, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities that should be included in the two-class method of computing loss per share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings (loss) per share for ordinary stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our non-vested stock, consisting of time-vested restricted shares, are considered participating securities because the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest.

    At December 31, 2010, there were outstanding exercisable warrants to purchase 108,525 Class A and 241,062 Class B ordinary shares, all of which were held by parties not affiliated with existing shareholders. The warrants are issuable for nominal consideration upon exercise, which would have caused the warrants to be treated as outstanding for purposes of computing basic earnings per share. However, for the years ended December 31, 2010 and 2009, the warrants were not treated as outstanding for purposes of computing basic and diluted earnings per share because they would be anti-dilutive.

Note 18 — Commitments and Contingencies

Charters-in of Vessels

    At December 31, 2010, we chartered-in five vessels under long-term operating leases and no vessels under short-term operating leases.  Charters or leases that have initial terms of more than one year at the inception of the charter and are noncancelable are treated as long-term leases.

    Total lease expense, consisting of both short and long term charters-in, classified as operating leases, is as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Charters-in under short term operating leases	$1,303	$3,597	$11,551

Charters-in under long term operating leases	9,491	6,538	6,363

Total lease expenses	$10,794	$10,135	$17,914

The Company sold and leased back the Seminole Princess and Laguna Belle, in January 2007, for $23.0 million and $22.0 million, respectively.  Net proceeds from the transactions were $38.6 million after expenses of $0.9 million and a buyer/lessor deposit retained by the buyer/lessor of $5.5 million.  The Company had taken delivery of the vessels for a cost of $45.1 million in November 2006.  Under the sale-leaseback arrangement, the Company entered into a seven-year bareboat charter for each vessel expiring on January 30, 2014.  Each bareboat charter requires charter hire payments of $10,500 per day for the first two years of the charter, $10,000 per day during the third year of the charter and $7,350 per day during the fourth through seventh years of the charter. The charter agreements allow for the purchase of the respective vessel at the end of the fifth, sixth or seventh year of the charter period at a vessel price of $11.1 million, $9.15 million, or $6.75 million, respectively and for the purchase options to be exercised at any other date during the option period at a pro-rata price.  The leases under the sale-leaseback transactions were classified as operating leases. Deposits of $2.75 million, to be held by the lessor for each charter during the charter period, were required at the inception of the lease. The deposits are to be returned, without interest, at the expiration of the charter period, unless applied earlier toward the amounts due upon exercise of the purchase option.  Deferred leasing costs of $1.7 million are being amortized over the terms of the leases.

As mentioned above, the bareboat charters contain predetermined fixed decreases of the charter hire payments due under the charters.  The Company recognizes the related rental expense on a straight-line basis over the term of the charters and records the difference between the amounts charged to operations and amounts paid as deferred rent expense. At December 31, 2010, deferred rent expense was $3.0 million.  In December 2009, the bareboat charters were amended increasing the daily charter hire payment required to be made during the fourth through seventh years.  Each bareboat charter, which originally required payments of $7,350 per day during the fourth through seventh years, was amended to increase the daily charter hire payment to $8,041 per day for three months during the fourth year, $8,240 per day for nine months during the fourth year, $8,110 per day during the fifth year, $8,030 per day during the sixth year and $7,950 during the seventh year.  The December 2009 amendment did not change the lease classification as an operating lease.

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

The Company, through its consolidated Brazilian joint venture, charters-in three Brazilian flagged vessels under a bareboat charter expiring in February 2013.  These vessels are chartered in at a hire rate of 5,000 Brazilian Reais per vessel per day from our joint venture partner.  The Company believes that the joint venture partner is responsible for costs incurred to make the vessels seaworthy, including charter hire in and other vessel expenses while the vessels are under repair. These costs, which total approximately $4.0 million, were paid by the joint venture partner, who is asserting that the costs are the responsibility of the joint venture and that they should be fully reimbursed for all amounts paid.  Management believes that the joint venture partner is responsible for these costs.  In connection with this matter, the Company had previously asserted that in addition to the $4.0 million paid by the joint venture partner, the joint venture owed an additional $2.5 million to the joint venture.  Upon discussion between the Company and the joint venture partner these costs are being recognized by the joint venture and are included in the consolidated financial statement.   The consolidated financial statements do not reflect the $4.0 million of costs paid by the joint venture partner, consisting of approximately $2.0 million in leasehold improvements and $2.0 million in vessel operating expenses.

Other Leases

The Company leases four properties, two of which are used by TBSI’s service company subsidiaries Roymar and TBS Shipping Services and its subsidiaries for the administration of their operations, the third is office space leased by TBS Energy Logistics and the fourth is a warehouse leased by TBS Energy Logistics.

TBS Shipping Services leases its main office space from our chairman and chief executive officer, Joseph E. Royce.  A lease renewal option was exercised on December 1, 2010 extending the lease until December 31, 2011 at a lower  monthly rent of $10,000 plus operating expenses including real estate taxes.  The lease can be further renewed for three additional one-year periods at a monthly rent of $20,000 plus operating expenses including real estate taxes.

Roymar renewed the lease for its main offices in November 2010 for one year through December 1, 2011, under the second of two one-year renewal options at a monthly rent of approximately $20,867.  The lease requires Roymar to pay additional rent for real estate tax escalations.

At December 31, 2009, we leased property through our subsidiary TBS Energy Logistics. The lease term is for 5 years commencing October 1, 2009 through September 30, 2014. There is a monthly rent of $8,054 for the first year, October 1, 2009 through September 30, 2010.  The monthly rent increases to $8,255, $8,463, $8,677 and $8,898, for the second through fifth years.

TBS Energy Logistics, LP leases a warehouse under a lease expiring through June 30, 2012 at a monthly rent of $22,400 through June 30, 2011 and $22,800 through June 2012.  On November 1, 2010, the entire warehouse was sub-leased to a third party at the same monthly rent and lease term as the head lease.

As of December 31, 2010, future minimum commitments under operating leases with initial or remaining lease terms exceeding one-year are as follows (in thousands):

		Office	Less
At December 31, 2010	Vessel Hire	Premises	Sub-lease	Total
2011	$9,004	$720	$(271)	$9,453
2012	8,967	239	(137)	9,069
2013	7,347	105		7,452
2014	493	80		573
	$25,811	$1,144	$(408)	$26,547

Purchase Obligations –Vessels

Purchase Obligations –New Vessel Buildings

    At December 31, 2010, the Company had purchase obligations totaling $23.7 million in connection with its new vessel building program.  As of December 31, 2010, $23.7 million of the purchase obligation is scheduled to be paid to the ship building yard during the first and second quarters of 2011 upon the delivery of the Omaha Belle, the Comanche Maiden and the Maya Princess.

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

    The Company transports cargo throughout the world.  Revenue was generated in the following principal geographic areas in the years ended December 31, 2010, 2009, and 2008, respectively (in thousands):

	Year Ended December 31,
Country	2010	2009	2008
Brazil	$62,892	$53,192	$127,360
Japan	50,778	35,914	79,812
United Arab Emirates	39,641	32,387	69,714
Chile	22,935	16,564	46,923
China	18,985	12,943	42,319
USA	32,734	28,138	33,701
Peru	24,225	26,870	48,707
Argentina	2,238	8,021	8,312
Korea	7,968	6,744	15,699
Venezuela	4,877	5,063	9,903
Others	28,557	22,144	36,457
	$295,830	$247,980	$518,907

Revenue is attributed to a country based on the location where the cargo is loaded. Time charter revenue by country cannot be allocated because the Company does not control the itinerary of the vessel.

At December 31, 2010 and 2009, no customer accounted for more than 10.0% of charter hire receivables and one customer accounted for 11.7% of charter hire receivables, respectively.  No customer accounted for more than 10% of voyage and time charter revenue for the year ended December 31, 2010 and one customer accounted for 13.6% of voyage and time charter revenue for the year ended December 31, 2009.

Note 20 — Subsequent Events

    Effective January 28, 2011, the Company and its lenders agreed to restructure the Company’s debt repayment schedules and to modify the covenants under the credit facilities.  Our lenders agreed to waive any existing defaults under those agreements.

    As a condition to restructuring our credit facilities, our lenders have required three significant shareholders (who also are key members of our management) to agree to provide up to $10.0 million of new equity in the form of Series B Preference Shares.  In partial satisfaction of this requirement, on January 28, 2011, these significant shareholders purchased an aggregate of 30,000 of our Series B Preference Shares at $100 per share directly from us in a private placement. In addition, they agreed to purchase up to an additional aggregate of 70,000 of our Series B Preference Shares at $100 per share directly from us in one or more private placements, but the number of additional shares that they will be required to purchase from us will be reduced, share for share, by the number of Series A Preference Shares purchased by subscription rights holders in this rights offering.

On February 15, 2011, the Company filed a registration statement that, if declared effective, would allow the company to conduct a rights offering in connection with the restructuring of its various credit facilities.  The Company expects that the rights offering will entitle holders of the Company’s Class A and Class B ordinary shares to one non-transferable subscription right to subscribe to the Company’s to be issued Series A Preference Shares for each ordinary share held on February 7, 2011, the record date for the rights offering.  Each 100 subscription rights would entitle a holder to subscribe for one Series A Preference Share at a subscription price of $100 per Series A Preference Share.  Each Series A Preference Share initially would be convertible into 25 Class A ordinary shares, subject to adjustments to reflect semiannual increases in liquidation value and stock splits and reclassifications.  Liquidation value applicable to each preference share would increase at a rate of 6.0% per year, compounded semiannually on June 30 and December 31 of each year through December 31, 2014.  No cash dividends would accrue on the Series A Preference Shares through December 31, 2014. However, beginning January 1, 2015, cash dividends will accrue at a rate of 6.0% of the liquidation preference per year, payable semiannually in arrears. If cash dividends were not paid, the dividends would accumulate as unpaid dividends and, in the event of insolvency, would be added to the liquidation preference.

The aggregate purchase of Series A Preference Shares offered in this rights offering, when aggregated with the purchase of Series B Preference Shares by our significant shareholders, will be at least $10.0 million. If all of the rights offered are exercised, the aggregate subscription price in the rights offering would be $18,895,000, after taking into account that our significant shareholders each have agreed not to exercise the subscription rights issued with respect to ordinary shares beneficially owned by them.  We have agreed with our lenders that we will complete this rights offering by July 27, 2011

The Company took delivery of the Omaha Belle and Comanche Maiden on January 3, 2011 and February 23, 2011, respectively.  The Maya Princess, which is the last vessel under construction, is expected to be delivered during the second quarter of 2011.

Note 21 — Selected Quarterly Financial Information (unaudited)

The following information is presented as supplementary financial information for 2010 and 2009 (in thousands, except per share information):

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$100,069	$111,240	$99,754	$100,770

(Loss) from operations	$(2,229)	$(4,361)	$(4,319)	$(208,951)

Net (loss) attributable to TBS International plc (a)	$(7,843)	$(9,677)	$(10,355)	$(217,391)

Net (loss) per share:(a)
Basic and Diluted	$(0.26)	$(0.32)	$(0.34)	$(7.12)	(b)

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$71,158	$72,236	$74,332	$84,790

(Loss) from operations	$(17,474)	$(12,722)	$(13,262)	$(6,484)

Net (loss) (a)	$(21,288)	$(16,913)	$(18,139)	$(10,700)

Net (loss) per share:(a)
Basic and Diluted	$(0.71)	$(0.57)	$(0.61)	$(0.36)

(a)
(a)  The quarterly computations are independent of the annual computation. The computation of quarterly and annual earnings per share includes a weighting of the then average number of shares outstanding that will vary for each period. Accordingly, the sum of the four quarters' net income per share will not equal the annual earnings per share. See "Note 17 - Earnings per share" to our consolidated financial statements.

(b)	(b) Results for the fourth quarter of 2010 include an impairment loss of $201.7 million, which added $6.67 to net loss per basic and diluted share.

TBS International plc, and Subsidiaries

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th  day of March 2011.

TBS INTERNATIONAL PLC
(Registrant)

/s/ Joseph E. Royce
Joseph E. Royce President, Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Frank J. Pittella
Frank J. Pittella Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 16th day of March 2011 by the following persons in the capacities indicated:

/s/ Joseph E. Royce	/s/ Ferdinand V. Lepere
Joseph E. Royce, President, Chief Executive Officer, Chairman, and Director (Principal Executive Officer)	Ferdinand V. Lepere, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Frank J. Pittella	/s/ Gregg L. McNelis
Frank J. Pittella, Chief Accounting Officer	Gregg L. McNelis, Senior Executive Vice President,
(Principal Accounting Officer)	Chief Operating Officer and Director

/s/ James W. Bayley	/s/ John P. Cahill
James W. Bayley, Vice President and Director	John P. Cahill, Director

/s/ Randee E. Day	/s/ William P. Harrington
Randee E. Day, Director	William P. Harrington, Director

/s/ Alexander Smigelski	/s/ Peter S. Shaerf
Alexander Smigelski, Director	Peter S. Shaerf, Director