Form 10-Q
period 2011-03-31
TBS International plc
filed 2011-05-10
CIK 1479920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011
or
o Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                                   to

Commission File Number 001-34599

TBS INTERNATIONAL PLC
(Exact name of registrant as specified in its charter)

Ireland	98-0646151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Block A1 EastPoint Business Park Fairview, Dublin 3, Ireland
(Address of principal executive offices) 353(0) 1 2400 222
(Registrant's telephone number, including area code)

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

As of May 6, 2011,  the registrant had outstanding 18,018,169 Class A ordinary shares, par value $0.01 per share, and 13,200,305 Class B ordinary shares, par value $0.01 per share, and 30,000 Series B preference shares, par value $0.01 per share.

TBS INTERNATIONAL plc
Form 10-Q for the Quarterly Period Ended March 31, 2011

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements
TBS INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value per share)
 (unaudited)
	March 31,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$18,351	$18,976
Restricted cash	400	6,737
Charter hire receivable, net of allowance of $1,000
in 2011 and 2010	27,383	28,531
Fuel and other inventories	21,887	17,513
Prepaid expenses and other current assets	11,276	7,989
Advances to affiliates	382	1,145
Total current assets	79,679	80,891
Fixed assets, net	578,684	576,262
Goodwill		8,426
Other assets and deferred charges	23,033	20,742
Total assets	$681,396	$686,321

Liabilities and Shareholders' Equity
Current liabilities
Debt (Note 8)	340,029	332,259
Accounts payable and accrued expenses	56,805	46,791
Voyages in progress	518	752
Advances from affiliates	369	705
Total current liabilities	397,721	380,507

Other liabilities	8,500	8,940
Total liabilities	406,221	389,447

COMMITMENTS AND CONTINGENCIES (Note 12)

Shareholders' equity
TBS International plc shareholders' equity
Series A Preference shares, $0.01 par value, 350,000 shares authorized
Series B Preference shares, issued 30,000 shares at $0.01 par value, 100,000 shares authorized
Ordinary shares, Class A, $0.01 par value, 75,000,000 shares authorized,
18,176,935 shares issued and 18,008,974 shares outstanding in 2011 and 16,571,865 shares issued and 16,440,162 shares outstanding in 2010	181	165
Ordinary shares, Class B, $.01 par value, 30,000,000 shares
authorized, 13,200,305 shares issued and outstanding in 2011 and
14,740,461 shares issued and outstanding 2010	132	147
Warrants	21	21
Additional paid-in capital	197,609	193,718
Accumulated other comprehensive (loss)	(7,511)	(8,405)
Retained earnings	88,009	113,103
Less: Treasury stock (167,961 shares in 2011 and 133,564 shares in 2010, at cost)	(1,272)	(1,177)
Total TBS International plc shareholders' equity	277,169	297,572
Noncontrolling interest's equity	(1,994)	(698)
Total shareholders' equity	275,175	296,874
Total liabilities and shareholders' equity	$681,396	$686,321

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and par value per share)
 (unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue
Voyage revenue	$69,458	$74,358
Time charter revenue	19,171	22,903
Logistics revenue	214	2,652
Other revenue	984	156
Total revenue	89,827	100,069
Operating expenses
Voyage	38,460	34,780
Logistics		1,877
Vessel	31,684	27,771
Depreciation and amortization of vessels and other fixed assets	19,283	25,497
General and administrative	9,716	12,373
Total operating expenses	99,143	102,298
(Loss) from operations	(9,316)	(2,229)

Other (expenses) and income
Interest expense, net	(7,622)	(5,396)
Loss on extinguishment of debt	(1,103)	(200)
Other income (expense)	77	(18)
Total other (expenses) and income, net	(8,648)	(5,614)

Net (loss)	(17,964)	(7,843)

Less: Net (loss) attributable to
noncontrolling interest	(1,296)

Net (loss) attributable to TBS International plc	$(16,668)	$(7,843)

Loss per share
Net (loss) per ordinary share
Basic and Diluted	$(0.54)	$(0.26)

Weighted average ordinary shares outstanding
Basic and Diluted	30,891,916	29,887,632

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
 (unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities
Net (loss)	$(17,964)	$(7,843)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	19,283	25,497
Loss (Gain) on change in value of interest swap contract	169	(68)
Amortization and write-off of deferred financing costs	1,938	1,038
Non cash stock based compensation	891	2,639
Long term accrued interest	190
Drydocking expenditures	(2,834)	(2,463)
Changes in operating assets and liabilities:
Decrease (increase) in charter hire receivable	1,161	(237)
(Increase) decrease in fuel and other inventories	(4,346)	592
(Increase) in prepaid expenses and other current assets	(3,214)	(507)
Decrease (increase) in other assets and deferred charges	215	(4,689)
Increase (decrease) in accounts payable and accrued expenses	9,177	(4,054)
(Decrease) in voyages in progress	(234)	(23)
Increase in advances from/to affiliates, net	412	911
Net cash provided by operating activities	4,844	10,793
Cash flows from investing activities
Vessel acquisitions / capital improvement costs	(18,766)	(13,290)
Payments from restricted cash	6,337	2,500
Investment in non-consolidated joint venture	(524)	(795)
Net cash (used) by investing activities	(12,953)	(11,585)
Cash flows from financing activities
Repayment of debt principal		(15,960)
Proceeds from credit facilities	7,580	5,000
Payment of deferred financing costs	(3,920)	(2,774)
Loan from noncontrolling interests	871
Cash proceeds from private offering of Series B Preference shares	3,000
Noncontrolling interest's capital contributions		1,366
Acquisition of treasury stock	(95)	(50)
Net cash provided by (used in) financing activities	7,436	(12,418)

Effect of exchange rate changes on cash	48

Net (decrease) in cash and cash equivalents	(625)	(13,210)
Cash and cash equivalents beginning of period	18,976	51,040
Cash and cash equivalents end of period	$18,351	$37,830
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$8,708	$5,948

 The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)
 (unaudited)

					Accumulated			Total TBS
					Other Com-			International
				Additional	prehensive			plc	Non-	Total
	Preference	Ordinary		Paid-in	Income	Retained	Treasury	Shareholders'	controlling	Shareholders'
	Shares	Shares	Warrants	Capital	(Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2010, as reported	$	$312	$21	$193,718	$(8,405)	$113,103	$(1,177)	$297,572	$(698)	$296,874
Cumulative adjustment for impairment of Goodwill						(8,426)		(8,426)		(8,426)
Balance at December 31, 2010, as adjusted		312	21	193,718	(8,405)	104,677	(1,177)	289,146	(698)	288,448

Net loss						(16,668)		(16,668)	(1,296)	(17,964)
Foreign currency translation adjustments					(191)			(191)		(191)
Change in unrealized gain on cash flow hedges					1,085			1,085		1,085
Stock based compensation		1		891				892		892
Cash proceeds from private offering of Series B Preference shares				3,000				3,000		3,000
Treasury stock							(95)	(95)		(95)
Balance at March 31, 2011	$	$313	$21	$197,609	$(7,511)	$88,009	$(1,272)	$277,169	$(1,994)	$275,175

 The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Basis of Presentation

    TBS International plc ("TBSI") and its subsidiaries (collectively with TBSI, the "Company", "we", "us" or "our") are engaged in the ocean transportation of dry cargo offering shipping solutions through liner, parcel and, bulk services. Substantially all related corporations of TBSI are non-U.S. corporations and conduct their business operations worldwide. The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with Article 10 of Regulation S-X and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These consolidated interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

    The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 16, 2011.

    Effective January 28, 2011, the Company and its lenders amended the credit agreements. The amendments revised the principal repayment schedules, waived any existing defaults, revised the financial covenants (including covenants related to the Company’s consolidated leverage ratio, consolidated interest charge coverage ratio and minimum liquidity requirements), and modified certain other terms. At March 31, 2011 and December 31, 2010, we were in compliance with all financial covenants relating to our debt. However, absent waivers, we would not have been in compliance with loan to value requirements on the Berenberg credit facility as of March 31, 2011 and on the Credit Suisse and Berenberg credit facilities as of December 31, 2010.

    Generally accepted accounting principles require that long-term loans be classified as a current liability when either a covenant violation that gives the lender the right to call the debt has occurred at the balance sheet date, or such a covenant violation would have occurred absent a waiver of those covenants, and in either case it is probable that the covenant violation will not be cured within the next 12 months. Consequently, long term debt is classified as a current liability in the consolidated balance sheet at March 31, 2011 and December 31, 2010.

    Early in 2011 we experienced further deterioration in freight voyage rates which began in the second half of 2010. A combination of worldwide factors such as bad weather and natural disasters dampened any hopes of an immediate recovery.  These factors continue to adversely affect our revenues, market values of our vessels, and our future ability to maintain financial ratios as required by our credit facilities.  On April 18, 2011, the Company and its lenders agreed to temporarily modify the financial covenants through December 31, 2011, increasing the maximum consolidated leverage ratio, and reducing the required minimum consolidated interest charges coverage ratio, and the minimum cash liquidity requirement. After December 31, 2011, financial covenant requirements will revert back to the levels set in the January 28, 2011 credit agreement amendments.

    The Company expects to remain in compliance with the revised consolidated leverage ratio and consolidated interest charge coverage ratio covenants through December 31, 2011. However, during this time, the Company is required to make principal repayments on its outstanding indebtedness each quarter commencing June 30, 2011 and to continue to maintain minimum cash liquidity of $10 million through December 31, 2011 and $15 million thereafter.  Unless the Baltic Dry Index, and in particular the freight and charter rates that the Company is able to obtain, strengthen significantly in the near future, we will need to raise additional funds in order to be able to make the principal repayments due September 30, 2011 and continue to comply with the minimum cash liquidity covenant.

    Freight and charter rates will need to strengthen significantly in the near future or the Company will fail to meet the financial covenants after December 31, 2011.  Prior to that time the Company will need to enter into negotiations with its lenders to seek further modifications of the financial covenants. Failure to meet any of the financial covenants or the Company’s inability to obtain a waiver of such future covenant violations continues to raise substantial doubt about the Company’s ability to continue as a going concern.

    The Company’s future cash requirements and the adequacy of available funds will depend on many factors, including the pace of the world economic recovery and expansion, the operating performance of the Company’s ships, and a reduction in the global overcapacity of vessels of all sizes. Estimated future cash requirements through the next twelve month period ending March 31, 2012 are planned to be funded from cash flows from operations and the following additional actions:

•
A rights offering entitling holders of the Company’s Class A and Class B ordinary shares to one non-transferable subscription right to subscribe to the Company’s to be issued Series A Preference Shares for each ordinary share held on the record date for a subscription price of $100 per Series A Preference Share.  When aggregated with the purchase of Series B Preference Shares by our significant shareholders, a minimum of $10.0 million will be sold and up to $18.9 million of preference shares will attempt to be sold, if all of the rights offered are exercised.

•	Cost cutting efforts.
•	Additional equity and debt offerings to the extent feasible.

    There is no guarantee that any or all of the Company's actions to strengthen its financial position will be successful.

Note 2 — New Accounting Pronouncements

    In December 2010, the FASB issued update No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force) ", to FASB ASC Topic 350 – Intangibles – Goodwill and Other.  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  Our Company applied the new guidance for the first time during the quarter ended March 31, 2011.  As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired.  We have determined that goodwill of $8.4 million at March 31, 2011 is impaired as a result of adopting this new guidance.  An amount of $8.4 million has been charged to shareholders’ equity as of March 31, 2011.  See "Note 6 — Valuation of Long-Lived Assets and Goodwill" to our consolidated financial statements.

     In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to Topic 820 regarding the accounting for fair value measurements and disclosures. This amendment provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3 details.  This amendment became effective for the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 roll forward information, which became effective for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The amendment did not have an impact on the Company’s financial statement disclosures in the first interim period after it became effective. In addition, the amendment did not have a significant impact on our consolidated financial statement disclosures for the periods beginning after December 15, 2010.

Note 3 — Fuel and Other Inventories

    Fuel and other inventories consist of the following (in thousands):

	March 31,	December 31,
Description	2011	2010
Fuel	$15,415	$10,908
Lubricating oil	5,909	6,127
Other	563	478
TOTAL	$21,887	$17,513

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

Note 5 — Fixed Assets

    Fixed assets consist of the following (in thousands):

Description	March 31, 2011	December 31, 2010
Vessels	$671,054	$594,718
Vessel improvements and other equipment	193,978	190,744
Deferred drydocking costs	30,927	30,530
Vessel construction in process	31,463	92,600
Other fixed assets	19,846	19,390
	947,268	927,982
Less accumulated depreciation and amortization	(368,584)	(351,720)
	$578,684	$576,262

    The Company had individual contracts, with China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Group Co., Ltd. ("Shipyard"), to build six multipurpose vessels with retractable tweendecks.  In January and February of 2011 the fourth and fifth vessels, named Omaha Belle and Comanche Maiden, respectively, were delivered.  The final vessel, Maya Princes, is scheduled for delivery during the second quarter of 2011.  The contracts, which were entered into in February 2007 specify an original contract purchase price of $35.4 million per vessel.  At delivery, the final installment of $7.4 million is due to the Shipyard.

    The Company capitalized interest, including loan origination fees of $0.6 million and $2.0 million in the three months ended March 31, 2011 and 2010, respectively.   Capitalized interest and deferred finance costs are added to the cost of each vessel and will be amortized over the estimated useful life of the respective vessel when the vessel is placed into service.

Note 6 — Valuation of Long-Lived Assets and Goodwill

    As of December 31, 2010, the Company performed an impairment review of the Company's long-lived assets due to the continued global economic softness and its impact on the shipping industry.  The Company concluded that events and circumstances occurred during the fourth quarter of 2010 that suggested a possible impairment of long-lived assets.  These indicators included significant declines in freight and charter rates and asset values toward the end of 2010.  As a result, the Company performed a fleet level impairment assessment analysis of its long-lived assets, which compared undiscounted cash flows with the carrying values of the Company's long-lived assets to determine if the assets were impaired.  Management made assumptions used in estimating undiscounted cash flows, which include utilization rates, revenues, capital expenditures, operating expenses and the weighted remaining useful life of the fleet of vessels.  These assumptions are based on historical trends as well as future expectations that are consistent with the plans and forecasts used by management to conduct its business.  Management's impairment analysis as of December 31, 2010 indicated that future undiscounted operating cash flows at the fleet level, including vessels to be delivered during the first half of 2011, were below the vessel's carrying amount, and accordingly an impairment loss of approximately $201.7 million was recognized and separately reflected in the consolidated statement of operations.  The assumptions and estimates we used in our impairment analysis are highly subjective and could be negatively affected by further declines in freight or charter rates, further decreases in the market value of vessels or other factors, which could require us to record additional material impairment charges in future periods.

    Due to a continuing global economic softness and its impact on the shipping industry, the Company updated its qualitative impairment analysis of long-lived assets at March 31, 2011, and concluded that there was no indication of further impairment of long-lived assets.

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

    The reporting unit consists of service companies acquired in connection with the initial public offering that created goodwill of $8.4 million.  At March 31, 2011, the reporting units had a negative carrying amount, which following the new guidance (effective for quarters ending after December 31, 2010) under FASB update No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)", Intangibles – Goodwill and Other, requires that step 2 of the goodwill impairment test be performed if qualitative factors exist.

    We performed goodwill impairment tests at March 31, 2011 because of the existence of qualitative factors indicating that it is more likely than not that goodwill impairment exists.  These qualitative factors included:  (a) a significant adverse change in business climate as indicated by a dramatic decline in Baltic Dry Index (a measure of the demand for shipping capacity versus the supply of dry bulk carriers), (b) impairment recorded on December 31, 2010 on vessel values, and (c) a continuing decline in stock price and the market value of the enterprise.

    Step 2 calculates the implied fair value of goodwill by deducting the fair value of the reporting unit's tangible and intangible assets, excluding goodwill, from the fair value of the reporting unit.  The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill.  If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment is recognized equal to the difference.  Determining the reporting units’ fair value involves the use of significant estimates and assumptions.   Fair value was estimated using income and market approaches through the application of discounted cash flow.  The Company concluded that goodwill of $8.4 million was impaired and consequently, recorded an impairment charge as a cumulative-effect adjustment to beginning retained earnings, as required by FASB update No. 2010-28.

Note 7 — Accounts Payable and Accrued Expenses

    Accounts payable and accrued expenses consist of the following (in thousands):

	March 31,	December 31,
Description	2011	2010
Accounts payable and accrued expenses - vessel	$39,942	$30,236
Accounts payable and accrued expenses - voyage	13,602	13,308
Accounts payable and accrued expenses - other	3,089	3,124
Accrued payroll and related costs	172	123
Total	$56,805	$46,791

Note 8 — Financing

    The Company's outstanding debt balances consist of the following (in thousands):

	Interest Rate at March 31, 2011	March 31, 2011		December 31, 2010
Bank of America - term credit facility 1,
expires March 31, 2012	6.50%		$19,165		$19,165
Bank of America - term credit facility 2,
expires June 30, 2014	7.50%		110,282		110,092
The Royal Bank of Scotland credit facility,
new vessel buildings, expires September 9, 2014	5.75%		139,250		131,670
DVB Group Merchant Bank (Asia) Ltd credit facility,
expires June 30, 2014	6.38% & 6.47%		26,080		26,080
Credit Suisse credit facility,
expires August 28, 2018	4.31%		25,815		25,815
AIG Commercial Equipment Finance, Inc. credit facility,
expires June 30, 2014	10.00%		12,250		12,250
Commerzbank AG credit facility,
expires June 30, 2011	4.30%		1,500		1,500
Berenberg Bank credit facility,
expires June 30, 2014	5.25%		5,687		5,687
Total			$340,029		$332,259
Less current portion			(340,029)		(332,259)
Long term portion		$		$

The table below illustrates our payment obligations during the next five years and thereafter according to the scheduled repayment terms in the credit facility agreements as of March 31, 2011 (in thousands):

2011	$30,000
2012	30,000
2013	39,996
2014	227,328
2015	3,496
Thereafter	9,209
$340,029

     Loan Modification and Debt Classification

     The Company did not make certain principal payments due under its credit facilities during the third and fourth quarters of 2010. In order to avoid an acceleration of the maturity of outstanding loans, the Company entered into forbearance agreements with its lenders pursuant to which the lender groups agreed to forbear from exercising their rights and remedies which arose from the Company's failure to make principal payments when due.  The forbearance agreements provided the Company with an opportunity to negotiate amendments to the credit agreements.

    Effective January 28, 2011, the Company and its lenders amended the credit agreements.  The amendments revised the principal repayment schedules, waived any existing defaults, revised the financial covenants (including covenants related to the Company’s consolidated leverage ratio, consolidated interest coverage ratio and minimum cash balance), and modified certain other terms. In connection with this restructuring of the Company's debts, the Company incurred $3.2 million of third party costs which were recognized as an expense when incurred during the year ended December 31, 2010.  In addition, the Company incurred bank fees totaling approximately $3.9 million, which were added to the existing unamortized balance of deferred financing costs in the first quarter of 2011 and amortized over the terms of the new arrangements.  The restructuring extinguished the Company's Bank of America revolving credit facility converting it to a term loan, and as a result of the extinguishment of the BOA Revolver, $1.1 million in unamortized deferred financing costs associated with the revolving credit facilities were charged to consolidated income during the first quarter of 2011.

    At March 31, 2011 and December 31, 2010, the Company was in compliance with all financial covenants relating to our debt. However, absent waivers, we would not have been in compliance with loan to value requirements on the Berenberg credit facility as of March 31, 2011 and on the Credit Suisse and Berenberg credit facilities as of December 31, 2010.    Generally accepted accounting principles require that long-term loans be classified as a current liability when either a covenant violation that gives the lender the right to call the debt has occurred at the balance sheet date, or such a covenant violation would have occurred absent a waiver of those covenants, and in either case it is probable that the covenant violation will not be cured within the next twelve months.  Consequently, long term debt is classified as a current liability in the consolidated balance sheet at March 31, 2011.

     Early in 2011 we experienced further deterioration in freight voyage rates which began in the second half of 2010.  A combination of worldwide factors such as bad weather and natural disasters dampened hopes of an immediate recovery.  These factors continue to adversely affect our revenues, market values of our vessels, and our future ability to maintain financial ratios as required by our credit facilities.  On April 18, 2011, the Company and its lenders agreed to temporarily modify the financial covenants through December 31, 2011. Under these amended agreements, the minimum consolidated interest charge coverage ratio has been reduced for the fiscal quarters ending June 30, 2011 through December 31, 2011 from 3.35:1.00 to 2.50:1.00. In addition, the modifications increased the maximum consolidated leverage ratio for the same periods from 4.00:1.00 to 5.10:1.00 and reduced the minimum cash requirement from $15 million to $10 million for the period from July 1, 2011 to December 31, 2011.

    After December 31, 2011, financial covenant requirements will revert back to the levels set in the January 28, 2011 credit agreement amendments.

    Credit Facility Terms

    The table below summarizes the repayment terms, interest rate benchmark and post amendment margin rates, number of vessels and net book value at March 31, 2011 collateralizing each credit facility:

Credit Facility	Repayment terms	Base and Margin Interest Rate at March 31, 2011	Net Book Value of Collateral at March 31, 2011 in millions	Number of Vessels Collateralizing Credit Facility
Bank of America - Term Credit Facility 1	3 quarterly installments of $5.1 million and 1 quarterly installment of $3.9 million through March 31, 2012.	LIBOR plus 5.00% ( c)

Bank of America - Revolving Credit Facility (renamed Bank of America - Term Credit Facility 2 subsequent to January 28, 2011)
	3 quarterly installments of $3.9 million and 6 quarterly installments of $5.4 million through June 30, 2014 ending with a final installment due on June 30, 2014 of $66.1 million.	LIBOR plus 5.00% (a), ( c)	$225.9	29

Bank of America - Term Credit Facility 2- Payment in Kind interest		1% (d)

The Royal Bank of Scotland Credit Facility

Construction Period	Conversion to term loan of the debt associated with each vessel upon delivery of the respective vessel.	LIBOR plus 4.25% (c)	$31.5	1	(b)

Post Delivery Term Loan
3 quarterly installments of $1.7 million, 4 quarterly installments of $1.3 million and 6 quarterly installments of $1.8 million through September 9, 2014 ending with a final installment due on June 30, 2014 of $125.8 million.

		LIBOR plus 4.25% (c)	$177.8	5

DVB Group Merchant Bank (Asia) Ltd Credit Facility
	3 quarterly installments of $1.1 million, 4 quarterly installments of $0.9 million and 6 quarterly installments of $1.2 million through June 30, 2014 ending with a final installment due on June 30, 2014 of $12.2 million.	LIBOR plus 5.75%	$33.3	7

Credit Suisse Credit Facility	29 quarterly installments of $0.9 million and 1 quarterly installment of $0.5 million through August 28, 2018.

		LIBOR plus 4.00%	$35.2	2

AIG Commercial Equipment Finance, Inc. Credit Facility	3 quarterly installments of $0.5 million, 4 quarterly installments of $0.4 million and 6 quarterly installments of $0.6 million through June 30, 2014 ending with a final installment due on June 30, 2014 of $5.7 million.	10.00%	$36.9	4

Commerzbank AG Credit Facility
	One payment of $1.5 million due on June 30, 2011.	LIBOR plus 4.00%	$10.3	1

Berenberg Bank Credit Facility
	3 quarterly installments of $0.2 million, 4 quarterly installments of $0.2 million and 6 quarterly installments of $0.2 million through June 30, 2014 ending with a final installment due on June 30, 2014 of $3.0 million.	LIBOR plus 5.00%	$10.5	1

(a)	The base rate increases 25 basis points every six months starting with 5.25% at December 31, 2012.
(b)	While vessels are under construction, advances are collateralized by shipbuilding contracts.
(c)	The credit facility has a LIBOR floor of 1.50%.
(d)	In connection with the restructuring January 28, 2011 there is an additional 1% Payment in Kind interest expense in connection with The Bank of America Term 2 credit facility due at maturity.

    In connection with the January 28, 2011 amendment of the RBS credit facility $0.2 million was drawn down under the credit facility and restricted cash of $6.2 million required under the facility was used toward the final payment due to the shipbuilding yard upon the January 2011 delivery of the Omaha Belle. Upon delivery of the Comanche Belle in February 2011, an additional $7.4 million was drawn down under the credit facility.  When the Maya Princess is delivered, which is expected to be in the second quarter of 2011, the Company expects to make a final draw down of approximately $7.0 million.

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

    The January and April 2011 amendments and restatements of the credit agreements contain three primary financial covenants: minimum cash liquidity, minimum interest charge coverage ratio, and maximum leverage ratio.   The following table summarizes the financial covenants in place as of December 31, 2010 and March 31, 2011:

Covenant	As of March 31, 2011 and After December 31, 2011	As of June 30, 2011, September 30, 2011 and December 31, 2011

Minimum Cash Liquidity
Qualified weekly average cash of $15.0 million, which is defined in the agreement as cash and cash equivalents.  This calculation shall exclude any expenses actually paid in connection with the restructuring.
Effective July 1, 2011 through December 31, 2011 the Minimum Cash requirement is reduced from $15.0 million to $10.0 million.

Minimum Consolidated Interest Charge Coverage Ratio
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
Effective for the fiscal quarter ending June 30, 2011 through December 31, 2011 the Minimum Consolidated Interest Charge Coverage ratio is reduced from 3.35 to 1.00 to 2.50 to 1.00.

Maximum Consolidated Leverage Ratio
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
Effective for the fiscal quarter ending June 30, 2011 through December 31, 2011 the Maximum Consolidated Leverage ratio is increased from 4.00 to 1.00 to 5.10 to 1.00.

    Value to Loan

    The market value of the vessels, as determined by appraisal, is required to be above specified value to loan ratios, as defined in each credit facility agreement, which range from 125% to 167% of the respective credit facility’s outstanding amount.  The credit facilities require mandatory prepayment or delivery of additional security in the event that the fair market value of the vessels falls below limits specified.  BOA requires compliance with 143% value to loan ratio requirements.  Effective December 2012, the value to loan ratio requirement for RBS will increase from 125% to 135%.  Absent waivers, the Company would not have been in compliance with loan to value requirements on the Credit Suisse and Berenberg credit facilities as of December 31, 2010 and the Berenberg credit facility as of March 31, 2011.

    Guarantee Facility

    Concurrent with the Company entering into the RBS credit facility, the Company entered into an agreement ("Guarantee Facility") to have The Royal Bank of Scotland plc guarantee payments due under the shipbuilding contracts.  During the first quarter of 2011 the guarantee expired and at March 31, 2011 no performance guarantees were outstanding.

Note 9 — Derivative Financial Instruments

    The Company is exposed to certain risks relating to its ongoing business operations.  Currently, the only risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. ASC Topic 815-Derivatives and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  The Company designates and accounts for its interest rate swap contracts as cash flow hedges in accordance with ASC Subtopic 815-30 Cash Flow Hedges.

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

    As of March 31, 2011, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $127.9 million.  Interest rate contracts have fixed interest rates ranging from 2.92% to 5.24%, with a weighted average rate of 3.94%.  Interest rate contracts having a notional amount of $57.9 million at March 31, 2011, decrease as principal payments on the respective debt are made.  Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated income statements is shown below (in thousands):

	Liability Derivatives
	March 31, 2011		December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other liabilities	$3,583	Other liabilities	$4,069

Derivatives not designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other liabilities	3,748	Other liabilities	4,375
Total derivatives		$7,331		$8,444

	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives (Effective Portion)
Derivatives under ASC Topic 815 Cash Flow Hedging Relationships	March 31, 2011	December 31, 2010

Designated Hedges:
Interest rate contracts	$(3,349)	$(3,835)
De-designated Hedges:
Interest rate contracts	(4,416)	(5,015)
Total derivatives	$(7,765)	$(8,850)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
	Location of Gain or	For the Three Months Ended March 31,
	(Loss) Recognized in Income on Derivatives	2011	2010
Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Interest expense	$169	$69
		$169	$69

    In June 2010, the Company paid $3.0 million to modify one and terminate two interest rate contracts.  The first terminated contract was a deferred starting interest rate contract, which started December 29, 2014 and continued through December 29, 2019, for the notional amount of $20.0 million of debt that was callable at the bank’s option at any time during the life of the contract.  In connection with this deferred starting interest rate contract, the Company entered into the second of the terminated interest rate contracts, a receiver swap option which gave the Company the right but not the obligation to enter into a subsequent interest rate contract if the bank called the initial contract.  Accordingly, changes to the value of these contracts did not qualify for hedge accounting treatment from inception of the contracts. The third interest rate contract, which had previously been designated a hedging instrument was modified to change the expiration date from June 2019 to June 2014.  The modification resulted in it no longer being probable that the hedging instrument would effectively hedge future cash flows and, accordingly, the hedging instrument was de-designated.  The charge to other comprehensive income of $5.9 million was frozen and will be reclassified into earnings quarterly through June 2019.   For the three months ended March 31, 2011, $0.3 million was reclassified into earnings.  The Company did not designate the interest rate contract having the new expiration date as a hedging instrument.  For the three months ended March 31, 2011, changes to the value of this contract, which were nominal, were included as a component of interest expense in the consolidated statement of operations.

    The January 2011 restructuring of the credit facilities added a LIBOR floor of 1.5% to two credit facilities.  Due to these changes, hedge accounting was discontinued for one of the hedging relationships at December 31, 2010, because the hedge is no longer expected to be highly effective.  For this hedging relationship, amounts that have been accumulated in other comprehensive income were frozen and will be reclassified into earnings quarterly through December 2011.  For the three months ended March 31, 2011, $0.3 million was reclassified into earnings.   A second hedging instrument is expected to continue being effective; however, the LIBOR floor is expected to cause some hedge ineffectiveness.  The ineffective portion of this hedging instrument will be included as a component of interest expense in the consolidated statement of operations.

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

    The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2011:

	As of March 31, 2011
(in thousands)	Level 1	Level 2	Level 3
Liabilities
Interest rate contracts	$	$7,331	$

	As of December 31, 2010
	Level 1	Level 2	Level 3

Interest rate contracts	$	$8,444	$

    Our interest rate swap contracts are traded in the over-the-counter market.  The fair value is based on the quoted market price for a similar liability or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

Note 10— Equity Transactions

    Series A and Series B Preference Shares

    As a condition to restructuring the Company’s credit facilities in January 2011, its lenders required three significant shareholders (who also are key members of management) to agree to provide up to $10.0 million of new equity in the form of preference shares.  In partial satisfaction of this requirement, on January 28, 2011, these significant shareholders purchased an aggregate of 30,000 of our Series B Preference Shares at $100 per share directly from the Company in a private placement.  Each Series B Preference Share is initially convertible into 25 Class A ordinary shares, subject to adjustments to reflect semiannual increases in liquidation value and stock splits and reclassifications. Liquidation value applicable to each preference share would increase at a rate of 6.0% per year, compounded semiannually on June 30 and December 31 of each year through December 31, 2014.  The significant shareholders have agreed to purchase an additional 70,000 of Series A Preference Shares at $100 per share directly from the Company, but the number of additional shares that they will be required to purchase will be reduced, share for share, by the number of Series A Preference Shares purchased under the subscription rights offering.

   The Company has filed a registration statement that would allow the Company to conduct a rights offering in connection with the restructuring of its various credit facilities. The Company has agreed with its lenders that the rights offering will be completed by July 27, 2011 at the latest. The rights offering would entitle holders of the Company’s Class A and Class B ordinary shares to one non-transferable subscription right to subscribe to the Company’s to be issued Series A Preference Shares for each ordinary share held on the record date for the rights offering. Each 100 subscription rights would entitle a holder to subscribe for one Series A Preference Share at a subscription price of $100 per Series A Preference Share. Each Series A Preference Share initially would be convertible into 50 Class A ordinary shares, subject to adjustments to reflect semiannual increases in liquidation value and stock splits and reclassifications. Liquidation value applicable to each preference share increases at a rate of 6.0% per year, compounded semiannually on June 30 and December 31 of each year through December 31, 2014. No cash dividends would accrue on the Series A Preference Shares through December 31, 2014. However, beginning January 1, 2015, cash dividends will accrue at a rate of 6.0% of the liquidation preference per year, payable semiannually in arrears. If cash dividends were not paid, the dividends would accumulate as unpaid dividends and, in the event of insolvency, would be added to the liquidation preference.

    If our board of directors determines that we need additional liquidity prior to the closing of the rights offering, the significant shareholders each have agreed to purchase a pro rata share of up to 70,000 Series B Preference Shares at a price of $100 per share.

    The significant shareholders also have agreed to act as standby purchasers for the rights offering.  Pursuant to this standby commitment, the significant shareholders are obligated to purchase an additional aggregate of 70,000 Series A Preference Shares (reduced by the number of Series B Preference Shares purchased in connection with liquidity withdrawals) at $100 per share if subscription rights for the exercise of such number of Series A Preference Shares remain unexercised upon the expiration of the rights offering.  Because each significant shareholder has agreed not to exercise the subscription rights issued with respect to ordinary shares beneficially owned by him, subscription rights for more than 70,000 Series A Preference Shares will expire without being exercised and will be purchased by the significant shareholders as standby purchasers, subject to reduction for the number of Series B Preference Shares issued to the significant shareholders as a result of liquidity withdrawals.

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

    The holders of Class A ordinary shares can convert their Class A ordinary shares into Class B ordinary shares, and the holders of Class B ordinary shares can convert their Class B ordinary shares into Class A ordinary shares at any time.  Further, the Class B ordinary shares will automatically convert into Class A ordinary shares upon transfer to any person other than another holder of Class B ordinary shares, in each case as long as the conversion will not cause the Company to become a controlled foreign corporation, as defined in the Internal Revenue Code of 1986, as amended ("Code"), or the Class A ordinary shares cease to be regularly traded on an established securities market for purposes of Section 883 of the Code.  On January 21, 2011, certain holders of Class B ordinary shares converted 1,456,156 Class B ordinary shares into 1,456,156 Class A ordinary shares.

    Warrants

    At March 31, 2011 and December 31, 2010, there were outstanding exercisable warrants to purchase 108,525 Class A ordinary shares and 241,065 Class B ordinary shares held by parties not affiliated with existing shareholders.  The warrants are exercisable until February 8, 2015, at a price of $0.01 per share.   The warrant agreement includes an anti-dilution provision that adjusts the number of shares issuable upon exercise of the warrants whenever the Company issues additional common shares or engages in similar transactions.

    Treasury Stock

     The Company's Equity Incentive Plan permits stock grant recipients to elect a net settlement.  Under the terms of a net settlement, the Company retains a specified number of shares to cover the recipients’ estimated statutory minimum tax liability.  The retained shares are held in the Company's treasury ("Treasury Stock").   During the first quarter of 2011 a total of 34,397 Class A ordinary shares having a cost of $95,518 to cover employees’ estimated payroll tax liability were acquired.  At March 31, 2011, there were 167,961 Treasury Stock shares held by the Company having a cost of $1,272,369.

    Comprehensive (Loss)

    The components of comprehensive loss consist of the following (in thousands):

	For the three months end March 31,
	2011	2010
Net (loss) attributable to TBS International plc	$(16,668)	$(7,843)
Foreign currency translation adjustments	(191)
Change in unrealized gain on cash flow hedges	1,085	(390)
Comprehensive (loss)	$(15,774)	$(8,233)

Note 11 — Earnings Per Share

    The following table sets forth the computation of basic and diluted net (loss) per share for the three months ended March 31, 2011 and 2010:
	Three Months Ended March 31,
	2011	2010
	(in thousands, except number of shares and earnings per share amounts)

Numerators:
Net (loss) attributed to TBS International plc	$(16,668)	$(7,843)

(Loss) available to ordinary shareholders — basic and diluted	$(16,668)	$(7,843)

Denominators:
Weighted average ordinary shares outstanding — basic and diluted	30,891,916	29,887,632

Net (loss) per ordinary share:
basic and diluted	$(0.54)	$(0.26)

Anti-dilutive warrants not included above	349,590	311,903

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

     At March 31, 2011, there were outstanding exercisable warrants to purchase 108,525 Class A and 241,065 Class B ordinary shares, all of which were held by parties not affiliated with existing shareholders. The warrants are issuable for nominal consideration upon exercise, which would have caused the warrants to be treated as outstanding for purposes of computing basic earnings per share. However, for the three months ended March 31, 2011 and 2010, the warrants were not treated as outstanding for purposes of computing basic and diluted earnings per share because they would be anti-dilutive.

Note 12 — Contingencies

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

The Company, through its consolidated Brazilian joint venture, charters-in three Brazilian flagged vessels under a bareboat charter expiring in February 2013.  These vessels are chartered in at a hire rate of 5,000 Brazilian Reais per vessel per day from our joint venture partner.  The Company believes that the joint venture partner is responsible for costs incurred in 2010 to make the vessels seaworthy, including charter hire in and other vessel expenses while the vessels are under repair. These costs, which total approximately $4.0 million, were paid by the joint venture partner, who is asserting that the costs are the responsibility of the joint venture and that they should be fully reimbursed for all amounts paid.  Management believes that the joint venture partner is responsible for these costs.  The 2010 consolidated financial statements do not reflect the $4.0 million of costs paid by the joint venture partner, consisting of approximately $2.0 million in leasehold improvements and $2.0 million in vessel operating expenses.

Note 13 — Business Segment

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

    The Company transports cargo throughout the world.  Voyage revenue for the three months ended March 31, 2011 and 2010 was generated in the following geographic areas based on the loading port location. Time charter revenue cannot be allocated to geographic region because the Company does not control the itinerary of the vessel.

    Voyage revenue generated in countries (in thousands):

	Three Months Ended March 31,
Country	2011	2010
Brazil	$12,769	$15,973
United Arab Emirates	10,724	8,170
Japan	9,893	13,393
Chile	9,107	7,180
USA	5,871	8,014
Peru	4,787	4,508
China	2,157	4,988
Venezuela	1,412	707
Korea	1,369	3,343
Argentina	480	(9)
Others	10,889	8,091
	$69,458	$74,358

    For the three months ended March 31, 2011 no customer accounted for 10% or more of voyage and time charter revenue.  For the three months ended March 31, 2010, one customer accounted for 14.4% of voyage and time charter revenue. No customers accounted for 10% or more of charter hire receivables at March 31, 2011 and December 31, 2010, respectively.

Note 14 — Subsequent Events

    As discussed in "Note 8-Financing" to our consolidated financial statements, on April 18, 2011, the Company and its lenders under its credit agreements modified certain financial covenants through December 31, 2011.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    Forward - Looking Statements

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect current expectations of our management and are based on management's beliefs and assumptions, and on information currently available to our management.

    Forward-looking statements may include, among other things, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, and the effects of future regulation and competition.  Forward-looking statements include all statements that are not historical facts and can generally be identified as forward-looking statements because they use words such as "anticipates," "believes," "estimates," "expects," "future," "intends," "plans," "targets," "projects," "sees," "seeks," "will," "should," "likely," and similar expressions. These statements appear throughout this Quarterly Report on Form 10-Q.

    Forward-looking statements involve risks, uncertainties and assumptions.  Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  Actual results may differ materially from those expressed, implied or projected in or by these forward-looking statements due to a number of uncertainties and risks, including the risks disclosed in our Form 10-K under "Item 1A – Risk Factors" filed with the Securities and Exchange Commission on March 16, 2011, and elsewhere incorporated by reference herein, and other unforeseen risks and other factors, including but not limited to those set forth below:

•	the effects of severe and rapid declines in industry conditions that have required the Company to restructure its outstanding indebtedness;

•	the Company's ability to manage and repay its substantial indebtedness;

•	the Company's ability to maintain financial ratios and comply with the financial covenants in its credit facilities;

•	the Company’s ability to continue to operate as a going concern;

•	the Company's ability to effectively operate its business and manage its growth while complying with operating covenants in its credit facilities;

•	the Company's ability to generate the significant amounts of cash necessary to service its debt obligations;

•	very high volatility in the Company's revenues and costs, including volatility caused by increasing oil prices;

•	excess supplies of dry bulk vessels in all classes and resulting heavy pressure on freight rates;

•	adverse weather conditions that may significantly decrease the volume of many dry bulk cargoes;

•	the stability and continued growth of the Asian and Latin American economies and rising inflation in China;

•	the Company's vessels exceeding their economic useful lives and the risk associated with operating older vessels;

•	the Company's ability to grow its vessel fleet and effectively manage its growth;

•	impairments of the Company's long-lived assets or goodwill;

•	compliance with environmental laws and regulations and the implementation of new environmental laws and regulations;

•
other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, the risks disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2011 and in our subsequent Forms 10-Q and other filings with the Securities and Exchange Commission.

    In light of such risks and uncertainties you should be careful when relying on any forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required under applicable law.

General

    The following is a discussion of our financial condition at March 31, 2011 and December 31, 2010 and our results of operations comparing the three months ended March 31, 2011 with the three months ended March 31, 2010. You should read this section in conjunction with the consolidated financial statements including the related notes to those financial statements included elsewhere in this Quarterly Report.

TBS International plc, a holding company operates through the following principal subsidiaries:

•	Westbrook, which operates our vessels under pool arrangements with another subsidiary, TBS Worldwide and its subsidiaries.
•	Roymar, which provides technical management services to maintain and operate our ships owned by other subsidiaries.
•	TBS Shipping Services, which provides commercial management and administrative services to other subsidiaries.
•	TBSI New Ship Development Corp., which manages our ship building program.
•	Transworld Cargo Carriers, SA, which manages the chartering-in of vessels.
•	TBS Do Sul, which holds interests in our Brazilian joint-venture, Log.Star Navegação S.A., Log-Star.

The following discussion of our financial condition relates to consolidated financial results of all our wholly owned subsidiaries as well as the results of our Brazilian joint-venture, Log-Star in which we own 70%.  This subsidiary was formed in January 2010 and began operations in March 2010.  See Note 13 to our Consolidated Financial Statements for segment information.

    Overview

    We are an ocean transportation services company that offers worldwide shipping solutions to a diverse client base of industrial shippers.  We operate liner, parcel, and bulk services supported by a fleet of multipurpose tweendeckers, and handysize/handymax bulk carriers.  The flexibility of our fleet allows us to carry a wide range of cargo, including industrial goods, project cargo, steel products, metal concentrates, fertilizer, salt, sugar, grain, aggregates and general cargo, which cannot be carried efficiently by container or large dry bulk carriers.

    Over the past 18 years, we have developed our business model around key trade routes between Latin America and Japan, South Korea and China, as well as ports in North America, Africa, the Caribbean, and the Middle East.  We differentiate ourselves from our competitors by offering our Five Star Service: ocean transportation, projects, operations, port services, and strategic planning.

    As of March 31, 2011, our controlled fleet totaled 51 vessels, including 49 ships that we own and two that we charter-in with an option to purchase.  In March 2007, we entered into a contract for six multipurpose vessels with retractable tweendecks.  The first of these vessels was delivered in 2009; two each were delivered during 2010 and the first quarter 2011, and the remaining vessel, the Maya Princess, is expected to be delivered during the second quarter of 2011.

    We target niche markets, which include trade routes, ports and cargoes not efficiently served by container and large dry bulk vessel operators. In order to effectively serve these markets, we offer regularly scheduled voyages using our fleet of multipurpose tweendeckers and handysize/handymax dry bulk carriers.  Tweendeck vessels are differentiated by their retractable decks that can create separate holds, facilitating the transportation of non-containerized cargoes.  Our vessels are able to navigate and service many ports with restrictions on vessel size and transport many types of cargo that cannot be carried efficiently by container or large dry bulk carriers.

    As part of our comprehensive transportation service offering, we provide portside operations, related support services and solutions for challenging cargoes.  In order to provide these services, we employed a professional staff of approximately 150 employees as of March 31, 2011, with extensive experience and diverse backgrounds.  In addition, our affiliate, TBS Commercial Group Ltd. has fully staffed agencies and representative offices on five continents, with local teams of commercial agents and port captains who meet regularly with customers to tailor solutions to their logistics needs. We believe this full-service approach to shipping provides a superior level of service that has resulted in the development of long-term relationships with our customers.

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

    Early in 2011 we experienced further deterioration in freight voyage rates which began in the second half of 2010. A combination of worldwide factors such as bad weather and natural disasters dampened any hopes of an immediate recovery.  These factors continue to adversely affect our revenues, market values of our vessels, and our future ability to maintain financial ratios as required by our credit facilities.  On April 18, 2011, the Company and its lenders agreed to temporarily modify the financial covenants through December 31, 2011, increasing the maximum consolidated leverage ratio, and reducing the required minimum consolidated interest charges coverage ratio, and the minimum cash liquidity requirement. After December 31, 2011, financial covenant requirements will revert back to the levels set in the January 28, 2011 credit agreement amendments.

    The Company expects that these amendments will permit it to remain in compliance with its revised consolidated leverage ratio and consolidated interest charge coverage ratio covenants through December 31, 2011. However, during this time, the Company is required to make principal repayments on its outstanding indebtedness each quarter commencing June 30, 2011 and to continue to maintain minimum cash liquidity of $10 million through December 31, 2011 and $15 million thereafter.  Unless the Baltic Dry Index, and in particular the freight and charter rates that the Company is able to obtain, strengthen significantly in the near future, we will need to raise additional funds in order to be able to make the principal repayments due September 30, 2011 and continue to comply with the minimum cash liquidity covenant.

    Freight and charter rates will need to strengthen significantly in the near future or the Company will fail to meet the financial covenants after December 31, 2011.  Prior to that time the Company will need to enter into negotiations with its lenders to seek further modifications of the financial covenants. Failure to meet any of the financial covenants or the Company’s inability to obtain a waiver of such future covenant violations continues to raise substantial doubt about the Company’s ability to continue as a going concern.

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

    This definition of Adjusted EBITDA includes an add back for noncash impairment charges relating to goodwill and vessels which may not be comparable to other definitions of Adjusted EBITDA.  Adjusted EBITDA should not be used as a substitute for GAAP financial measures, or considered in isolation for the purpose of analyzing our operating performance or liquidity.

    We use Adjusted EBITDA as a liquidity measure.  We believe that Adjusted EBITDA is useful to investors because our industry is capital intensive and this measure serves as an alternative indicator of our ability to satisfy our debt obligations and meet our covenant requirements (see "Note 8 – Financing" to our consolidated financial statements).  Adjusted EBITDA is the starting point in calculating EBITDA as defined for covenant calculations and is calculated by adding to Adjusted EBITDA:

i)	net losses from sales of vessels,
ii)	noncash equity compensation, and
iii)	losses attributable to joint-ventures (Log-Star, GAT-TBS, Panamerican Port Services, ST Logistics, and the Jamaican Mine),

    and subtracting:

i)	all net gains from the sales of vessels, and
ii)	any income or gains attributable to the joint-ventures listed above.

    Drydocking

    Vessels must be drydocked twice during a five-year cycle. Our controlled fleet of 51 vessels at March 31, 2011, would require approximately 98 drydockings over five years for an average of 20 vessels per year.   The first drydocking of a newly constructed vessel, which would be a special survey of the vessel, is typically done five years after delivery of the vessel from the shipyard.

    One vessel that entered into drydock during the fourth quarter of 2010 continued its drydocking for 89 days into the first quarter of 2011.  Four other vessels entered drydock during the first quarter of 2011 for 98 days.  Our quarterly schedule of vessels drydocked and anticipated to be drydocked during 2011, including actual and estimated number of drydock days and metric tons of steel renewal, is as follows:

	Number of vessels in drydock from previous quarter	Number of vessels entering drydock during quarter	Number of drydock days during quarter		Approximate metric tons (MT) of steel installed
Actual
First Quarter 2011	1	4	187	days	590	MT
Estimated
Second Quarter 2011	2	4	141	days	275	MT
Third Quarter 2011	0	3	90	days	430	MT
Fourth Quarter 2011	0	5	128	days	470	MT
Total for 2011		16	546	days	1,765	MT

    We estimate that vessel drydockings that require less than 100 metric tons of steel renewal will take from 20 to 30 days and that vessel drydockings that require 100 to 500 metric tons of steel renewal will take from 30 to 70 days. We capitalize vessel improvements, including steel renewal and reinforcement, in connection with the first drydocking after we acquire a vessel.

    New Ship Building

    While we remain committed to expanding our fleet, pending a significant change in global economic conditions, we temporarily suspended any further acquisitions of secondhand vessels.  Our current business strategy includes growing through newbuildings of multipurpose tweendeckers and chartering-in vessels as needed.

    We have taken delivery of five of the six newbuildings. During the first quarter of 2011, two of those five vessels delivered, the Omaha Belle and the Comanche Maiden were delivered in January and February, respectively. The remaining vessel, the Maya Princess, is scheduled to deliver during the second quarter of 2011.  These 34,000 deadweight tons (“dwt”) vessels are a larger vessel class and their addition to our fleet will be a significant milestone in the implementation of our business plan to modernize and expand our fleet.

    Components of revenue and expense

    We report our revenue as voyage revenue, reflecting the operations of our vessels that are not chartered out, and charter revenue, reflecting the operations of our vessels that have been chartered out to third parties.  Voyage revenue and expenses for each reporting period include estimates for voyages in progress at the end of the period.  For voyages in progress at March 31, 2011, we recognized voyage expense as incurred and recognized voyage revenues ratably over the length of the voyage.  When a loss is forecast for a voyage, the full amount of the anticipated loss is recognized in the period in which that determination is made. Revenue from time charters in progress is calculated using the daily charter hire rate net of daily expenses, multiplied by the number of voyage days on-hire through period end.

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

    Results of Operations

    Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage revenue	$69,458	77.3	$74,358	74.2	$(4,900)	(6.6)
Time charter revenue	19,171	21.3	22,903	22.9	(3,732)	(16.3)
Logistics revenue	214	0.2	2,652	2.7	(2,438)	(91.9)
Other revenue	984	1.2	156	0.2	828	530.8
Total revenue	$89,827	100.0	$100,069	100.0	$(10,242)	(10.2)

    Voyage revenue

    To provide a more complete analysis of our operations, selected key metrics, including voyage days, revenue tons "RT" and average freight rates are shown for all cargoes and separately, for each of non aggregate cargoes and aggregate cargoes.  Aggregate cargoes are high-volume, low freighted cargo consisting principally of construction materials such as crushed stone. While average freight rates on aggregates bulk cargo are lower than average freight rates on other types of cargoes, voyage costs are also lower resulting in comparable daily time charter equivalent rates. The table below shows key metrics related to voyage revenue:

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
Voyage Revenue (in thousands)	$69,458	$74,358	$(4,900)	(6.6)%
Number of vessels (1)	31	31		0.0%
Days available for hire (2)	2,799 days	2,856 days	(57) days	(2.0)%
Freight voyage days (3)	2,759 days	2,804 days	(45) days	(1.6)%
Revenue tons carried (thousands) (4)
For all cargos	2,836 RT	2,674 RT	162 RT	6.1%
Other than aggregate cargos	1,189 RT	1,239 RT	(50)RT	(4.0)%
Aggregate cargos	1,647 RT	1,435 RT	212 RT	14.8%
Freight Rates (5)
For all cargos	$24.49	$27.81	$(3.32)	(11.9)%
Other than aggregate cargos	$49.77	$52.84	$(3.07)	(5.8)%
Aggregate cargos	$6.24	$6.20	$0.04	0.6%
Daily time charter equivalent rates (6)	$11,147	$14,511	$(3,364)	(23.2)%

(1)	Weighted average number of vessels in the fleet, excluding chartered out vessels.
(2)	Number of days that our vessels were available for hire, excluding chartered out vessels.
(3)	Number of days that our vessels were earning revenue, excluding chartered out vessels.
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

    The decrease in voyage revenue for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to a decrease in freight rates. Overall average freight rates for all cargoes decreased $3.32 per ton, or 11.9%, to $24.49 per ton for the three months ended March 31, 2011, as compared to $27.81 per ton for the same period in 2010.

    Average freight rates for other than aggregate cargoes decreased $3.07 per ton, or 5.8%, to $49.77 per ton for the three months ended March 31, 2011, as compared to $52.84 per ton for the same period in 2010.  During the first quarter of 2011 we saw a weakening of freight rates for fertilizers, steel products, bulk cargo and concentrate cargoes. However, freight rates for agricultural products, which is one of the larger cargo groups that we transport, remained comparable to the 2010 first quarter levels.  Though rates remained flat for agricultural products, revenue decreased sharply primarily due to the expiration of a sugar contract of affreightment in the fourth quarter of 2010, which reduced revenue tons carried by 159,000 RT.

    Average freight rates for aggregate cargoes increased $0.04 per ton, or 0.6%, to $6.24 per ton for the three months ended March 31, 2011, as compared to $6.20 per ton for the same period in 2010.

    Revenue tons carried increased 162,000 RT or 6.1% to 2,836,000 RT for the three months ended March 31, 2011 from 2,674,000 RT for the same period in 2010. Aggregates carried for the three months ended March 31, 2011 increased by 212,000 RT as compared to the same period in 2010, due to an increase in the number of aggregate voyages in 2011. The decrease in non-aggregate revenue tons carried of approximately 50,000 RT was led primarily by lower agricultural products.

     The following table shows revenues attributed to our principal cargoes:

	Three Months Ended
	March 31, 2011		March 31, 2010		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	Percentage
Steel products	$24,018	34.6	$20,744	27.9	$3,274	15.8
Metal concentrates	10,513	15.1	9,131	12.3	1,382	15.1
Aggregates	10,282	14.8	8,899	12.0	1,383	15.5
Other bulk cargo	7,832	11.3	8,921	12.0	(1,089)	(12.2)
Agricultural products	6,270	9.0	16,331	22.0	(10,061)	(61.6)
Fertilizers	3,129	4.5	1,979	2.7	1,150	58.1
Project cargo	2,808	4.0	3,421	4.6	(613)	(17.9)
Rolling stock	1,739	2.5	1,968	2.6	(229)	(11.6)
General cargo	1,438	2.1	1,313	1.8	125	9.5
Automotive products	939	1.4	1,223	1.6	(284)	(23.2)
Other	490	0.7	428	0.5	62	14.5
Total voyage revenue	$69,458	100.0	$74,358	100.0	$(4,900)	(6.6)

    For the three months ended March 31, 2011 and 2010 we had contracts of affreightment, expiring through late 2013, under which we carried approximately 1,314,000 RT and 607,000 RT, which generated $14.9 million and $9.3 million, respectively of voyage revenue.

    Time charter revenue

    The key metrics related to time charter revenue are as follows:

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
Time Charter Revenue (in thousands)	$19,171	$22,903	$(3,732)	(16.3%)
Number of vessels (1)	17	15	2	13.3%
Time Charter days (2)	1,490	1,337	153	11.4%
Daily charter hire rates (3)	$12,866	$17,130	$(4,264)	(24.9%)
Daily time charter equivalent rates (4)	$12,063	$16,299	$(4,236)	(26.0%)

(1)	Weighted average number of vessels chartered out.
(2)	Number of days the vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Daily Time Charter Equivalent or "TCE" rates for vessels that are time chartered out are defined as time charter revenue during the period reduced principally by commissions and certain voyage costs (for which we are responsible under some time charters) divided by the number of available time charter days during the period.  Voyage costs incurred under time charters were $0.3 million for the three months ended March 31, 2011.  No voyage costs were incurred under time charters in 2010.  The voyage costs include fuel costs (resulting from fuel price differentials between the time a vessel was delivered out to the charterer and the time of redelivery) and the cost for ballasting vessels to time charter delivery ports.  No deduction is made for vessel or general and administrative expenses.  Commission for vessels that were time chartered out for the three months ended March 31, 2011 and 2010 were $0.8 million and $1.1 million, respectively.

    The decrease in time charter revenue was primarily due to lower average charter hire rates, which decreased $4,264 per day to $12,866 for the three months ended March 31, 2011 from $17,130 for the comparable period in 2010.  Charter hire rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. Decreases in the average charter hire rate per day are reflective of the continued weakness of the worldwide economy.

    Logistics revenue

    Logistics revenues represent revenues for both ocean and in-land transportation of cargo.  Logistics movements continue to be made through other (non-Texas) offices to meet customer demands. Revenue for the three months ended March 31, 2011 represents several small logistic movements made during the period. The decrease in logistic revenue during the first quarter of 2011 as compared to the same period in 2010 was due to the closing of our Texas Logistics office because of low demand.

    Operating Expenses:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage expense	$38,460	42.8	$34,780	34.7	$3,680	10.6
Logistics			1,877	1.9	(1,877)	(100.0)
Vessel expense	31,684	35.3	27,771	27.8	3,913	14.1
Depreciation and amortization	19,283	21.5	25,497	25.5	(6,214)	(24.4)
General and administrative	9,716	10.8	12,373	12.4	(2,657)	(21.5)
Total operating expenses	$99,143	110.4	$102,298	102.3	$(3,155)	(3.1)

    Voyage expense

    Voyage expenses are costs attributable to specific voyages.  The number of voyage days is a significant determinant of voyage expense, which consists of fuel costs, commissions, port call, stevedoring and other cargo related costs, and miscellaneous voyage expense. The principal components of voyage expense were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of 2010 Expense	As a % of Voyage & Time Charter Revenue
Fuel expense	$19,124	49.7	21.6	$17,634	50.7	18.1	$1,490	8.4	3.5
Commission expense	4,809	12.5	5.4	5,243	15.1	5.4	(434)	(8.3)
Port call expense	7,754	20.2	8.7	6,503	18.7	6.7	1,251	19.2	2.0
Stevedore and other
cargo-related expense	3,110	8.1	3.5	2,986	8.6	3.1	124	4.2	0.4
Miscellaneous voyage
expense	3,663	9.5	4.1	2,414	6.9	2.5	1,249	51.7	1.6
Voyage expense	$38,460	100.0	43.3	$34,780	100.0	35.8	$3,680	10.6	7.5

    Voyage expense increased $3.7 million or 10.6% for the three months ended March 31, 2011, as compared to the same period in 2010, principally due to an increase in fuel expense, port call expenses, and miscellaneous voyage expense offset partly by a decrease in commission expense.  The increases were primarily due to the results of the Log-Star joint venture for the three months ended March 31, 2011; Log-Star was not fully operational during the same period in 2010.

            The increase in fuel expense was the result of an increase in the average price per metric ton "MT", and consumption. For the three months ended March 31, 2011, the average price per MT increased $21 or 4% to $530 per MT from $509 per MT for the same period in 2010.  Fuel consumption also increased 1,457 MT or 4% to 36,075 MT for the three months ended March 31, 2011 from 34,618 MT in 2010, primarily due to an increase in daily average fuel consumption per vessel and the Log-Star joint venture.  When vessels are time chartered-out the cost of fuel is the responsibility of the charterer.  Average fuel cost per freight voyage day was $6,931 for the three months ended March 31, 2011 and $6,289 for the same period in 2010.

             Port call expense varies from period to period depending on the number of port calls, port days and cost structure of the ports called upon. The increase in port call expense for the three months ended March 31, 2011 is primarily due an increase in the average cost per port call. Average cost per port call increased $2,947 or 13% to $25,761 for the three months ended March 31, 2011 from $22,814 for the same period in 2010, primarily due to the Log-Star joint venture.  The number of port calls increased to 301 port calls for the three months ended March 31, 2011 from 285 port calls for the same period in 2010 and the total aggregate port days increased 107 days for the three months ended March 31, 2011 to 1,372 port days as compared to 1,265 port days for the same period in 2010.

    The increase in miscellaneous voyage expense was due primarily to an increase in canal dues and port captain expenses.

    Vessel expense

    Vessel expense consists of costs we incur to own/control and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, crew costs, insurance, lube oil, maintenance, and registration and fees for vessels we own or control.  The following table sets forth the basic components of vessel expense:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage
Owned vessel expense	$26,818	84.6	$25,212	90.8	$1,606	6.4
Chartered-in vessel expense	1,442	4.6			1,442
Controlled vessel expense	2,000	6.3	2,559	9.2	(559)	(21.8)
Space charter expense	1,424	4.5			1,424
Vessel expense	$31,684	100.0	$27,771	100.0	$3,913	14.1

    The 14.1% increase in vessel expense was primarily due to the results of Log-Star Joint Venture included in the results of the three months ended March 31, 2011 but not in 2010.

    Owned vessel expense increased $1.6 million for the three months ended March 31, 2011 compared to the same period in 2010.  The primary cause for the increase was the addition in 2011 of the three Brazilian flagged ships controlled by Log-Star, which added $3.4 million to owned vessel expense.  The average operating expense day rate for the Brazilian flagged ships was approximately $10,050 per day. The higher operating expense day rate as compared to the non-Brazilian flagged vessels is due to higher crew compensation costs for the Brazilian crew and higher maintenance expenses. The average operating expense day rate for the other 51 non-Brazilian flagged vessels in the fleet was $5,166 per day for the three months ended March 31, 2011, as compared to $5,829 per day for the same period in 2010.  Average operating expense day rates decreased principally due to cost cutting measures.

    Controlled vessel expense consists of charter hire-in costs for two vessels under separate charter agreements that contain purchase options.  We charter-in under bareboat charters the Laguna Belle and Seminole Princess both of which were part of a sale/ leaseback transaction that we entered at the end of January 2007.  In connection with the waivers we obtained of financial covenants contained in the charter agreements, the charter terms were revised effective February 1, 2010 increasing the average daily charter rate per vessel by $208 per day over the remaining term of the charters.

    In order to meet customer needs during the three months ended March 31, 2011, we chartered-in vessels for a total of 305 days at an average charter hire day rate of $4,726 per day and transported cargo under six space charters.  A space charter is the chartering of less than an entire ship.

    Depreciation and amortization

    The $6.2 million or 24.4% decrease in depreciation and amortization expense to $19.3 million for the three months ended March 31, 2011 compared to $25.5 million for the same period in 2010 was due to lower vessel book values resulting from a $201.7 million impairment adjustment made at the end of 2010.   Our owned/controlled fleet increased to an average of 50 vessels for the three months ended March 31, 2011 from an average of 48 vessels for the three months ended March 31, 2010, due to the delivery of two newly built vessels during the quarter.

    General and administrative expense

    General and administrative expense decreased $2.7 million for the first quarter of 2011 as compared to the same period for 2010 due principally to lower compensation costs.  Compensation costs for the three months ended March 2010 included $2.5 million in amortization of shares vesting in the second quarter of 2010 that were awarded as a noncash bonus to employees.  No similar share grant was made in 2011.

    Loss from operations

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue
Income (loss) from operations	$(9,316)	(10.4)	$(2,229)	(2.3)
Other (expenses) and income
Interest expense	(7,622)	(8.5)	(5,396)	(5.4)
Loss on extinguishment of debt	(1,103)	(1.2)	(200)	(0.2)
Other income (expense)	77	0.1	(18)
Net (loss)	(17,964)	(20.0)	(7,843)	(7.9)

Less: Net (loss) attributable to
noncontrolling interests	(1,296)	(1.4)
Net (loss) attributable to
TBS International plc	$(16,668)	(18.6)	$(7,843)	(7.9)

    The increase in loss from operations for the three months ended March 31, 2011 as compared to the same period for 2010 was mainly attributed to a decrease in freight rates.  The lower revenue caused operating margin to decrease to a negative 10.4% for the three months ended March 31, 2011 from a negative 2.3% for the same period in 2010.

    Interest expense

     Interest expense increased $2.2 million for the three months ended March 31, 2011 as compared to the same period in 2010 due to several factors: (a) interest expense in 2011 included interest on borrowings related to three new ships that were previously capitalized during construction, (b) interest expense in 2011 included additional financing costs related to third party transaction fees incurred in connection with the January 28, 2011 debt restructuring, and (c) interest expense in 2011 included an additional 2.00% default rate paid to some of our lenders. Our average effective interest rate, including the amortization of financing costs and swap related interest costs, increased to approximately 10.1% for the three months ended March 31, 2011 as compared to approximately 8.1% for the comparable period in 2010.  Average bank margins were approximately 5.1% for the three months ended March 31, 2011 as compared to approximately 4.7% for the same period in 2010.

    Loss on Extinguishment of Debt

    The $1.1 million and $0.2 million loss on extinguishment of debt for the three months ended March 31, 2011 and 2010, respectively, was due to the write-off of unamortized deferred financing cost for the BOA revolver incurred in connection with the loan amendments and waivers to our credit facilities completed during January 2011 and March 2010.

    Adjusted EBITDA

    The table below shows a reconciliation of Net Cash provided by operating activities to Adjusted EBITDA for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,		Increase/
	2011	2010	(Decrease)

Net Cash Provided by Operating Activities	$4,844	$10,793	$(5,949)
Net loss attributed to noncontrolling interest	1,296		1,296
Net Cash Provided by Operating Activities attributed to TBS	6,140	10,793	(4,653)

Adjustments to reconcile net cash provided by operating
activities to Adjusted EBITDA:

Net Interest expense excluding amortization of finance
costs and non cash change in value of swap contracts	6,428	4,622	1,806
Drydocking expenditures	2,834	2,463	371
Net change in operating assets and liabilities	(3,171)	8,007	(11,178)

Non cash adjustments made to cash provided by operating activities:
Non cash stock based compensation	(891)	(2,639)	1,748
Adjusted EBITDA	$11,340	$23,246	$(11,906)

Cash flows (used) by investing activities	$(12,953)	$(11,585)	$(1,368)

Cash flows provided/(used) by financing activities	$7,436	$(12,418)	$19,854

Balance Sheet

    Charter Hire Receivables

    Our gross charter hire receivables balance at March 31, 2011 and December 31, 2010 was $28.4 million and $29.5 million, respectively. In accordance with our reserve policy, we review the outstanding receivables by customer and voyage at the close of each quarter, identifying those receivables that are deemed to be at risk for collection and reserve an appropriate amount.  At March 31, 2011 and December 31, 2010 our reserve totaled $1.0 million resulting in net charter hire receivables of $27.4 million and $28.5 million, respectively.

    Fuel and Other Inventories

    Fuel and other inventories at March 31, 2011 increased $4.4 million to $21.9 million from the December 31, 2010 balance of $17.5 million, principally due to a $4.5 million increase in fuel inventories that was offset by a $0.2 million decrease in lubricating oil inventories. There was a $3.2 million increase due to higher fuel prices and a $1.0 million increase due to higher quantities on board. At March 31, 2011, the combined average price for intermediate fuel oil/marine diesel oil increased to $705 per metric ton from a combined average price of $546 per metric ton at December 31, 2010. Changes in fuel quantities result principally from the timing of vessel refueling and the number of vessels on time charter.  When a vessel is time chartered out, the fuel on board the vessel is sold to the charterer and later repurchased at a price stipulated in the charter party agreement.  Vessels having fuel included in inventory increased to 38 vessels as of March 31, 2011 as compared to 32 vessels as of December 31, 2010.  The decrease of $0.2 million in lubricating oil inventories resulted mainly from lower lubricating oil prices of quantities on board vessels at March 31, 2011.  Lubricating oil quantities will vary based on the timing of deliveries to the vessels.

    Accounts Payable and Accrued Expenses

    Accounts Payable and Accrued Expenses at March 31, 2011 increased $10.0 million to $56.8 million from the December 31, 2010 balance of $46.8 million.  The increase in accounts payable and accrued expenses was primarily driven by higher vessel costs of approximately $9.7 million.

    Other Commitments

    Our contractual obligations as of March 31, 2011 are shown in the following table (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$340,029	$37,500	$72,495	$221,699	$8,335
Estimated variable interest payments (2)	72,057	25,002	39,240	7,119	696
Operating Lease obligations (3)	24,203	9,368	14,782	53
Other Purchase obligations (4) (5)	7,957	7,957
Total contractual cash obligations	$444,246	$79,827	$126,517	$228,871	$9,031

1)
As of March 31, 2011, we had $340.0 million of indebtedness outstanding under loans to our subsidiaries that we guarantee, $25.8 million under the $40.0 million credit facility with Credit Suisse, $26.1 million under the $75.0 million credit facility with DVB Group Merchant Bank (Asia) Ltd., $12.2 million under the $35.0 million credit facility with AIG Commercial Equipment Finance, $19.2 million under the $142.5 term loan with Bank of America, $110.1 million under the $110.1 million term loan 2 credit facility with Bank of America, $0.2 million Payment in Kind interest due at maturity under the term loan 2 credit facility with Bank of America, $1.5 million under the $12.5 million credit facility with Commerzbank AG, $5.7 million under the $13.0 million credit facility with Berenberg Bank and $139.2 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building program.   The long-term portion of the debt obligations on the above table have not been reclassified to current debt, but see "Note 8 – Financing - Classification" to our consolidated financial statements.  If the debt obligations of $340.0 million were reclassified to current debt and shown as being due in the less than one year column, “Total contractual cash obligations” on the above table would have been as follows: less than one year, $382.4 million; 1-3 years, $14.8 million; 3-5 years, $0.1 million; and more than 5 years, zero.

2)
Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding at March 31, 2011 and an annual interest rate of 8.0%, which approximates the average interest rate on all outstanding debt at March 31, 2011.

3)
Operating lease obligations includes obligations under two seven-year bareboat charters for the Seminole Princess and the Laguna Belle, three-year bareboat charters for three Brazilian flagged vessels operated through the Log-Star joint venture and office leases net of sub-lease.

4)
Approximately $7.0 million of the purchase obligation for the new vessels will be funded under the $150.0 million credit facility with The Royal Bank of Scotland for the newbuilding program. Under the loan modification construction advances made during the covenant waiver period  are  subject to adjustment if the amount scheduled for advance by the lenders, exceeds 75% of the value of the vessel, as determined by a valuation of similar size and type ship and due to be delivered at the same time as the ship in construction.  We had outstanding purchase obligations to the shipyard at March 31, 2011 on the purchase of the remaining vessel to be delivered during the second quarter of 2011.

5)	In connection with the newbuilding program, we entered into a contract for the supervision and inspection of vessels under construction. As of March 31, 2011, $0.2 million is due within one year.

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

    Our principal sources of funds are operating cash flows and long-term bank borrowings.  Our primary uses of funds are expenditures to operate our fleet of vessels, capital expenditures to maintain the quality of our fleet and keep us in compliance with international shipping standards and regulations, and to pay principal and interest on our outstanding debt.

    Effective January 28, 2011, the Company and its lenders amended the credit agreements.  The amendments revised the principal repayment schedules, waived any existing defaults, revised the financial covenants (including covenants related to the Company’s consolidated leverage ratio, consolidated interest coverage ratio and minimum cash balance), and modified certain other terms.  The restructuring primarily rescheduled the principal payments of our debt originally scheduled to be repaid in 2011 and 2012 of $67.5 million and $71.3 million, respectively, into 2014.  In addition, the restructuring extinguished the Company's Bank of America revolving credit facility and as a result of the extinguishment of the BOA Revolver, $1.1 million in unamortized deferred financing costs associated with the revolving credit facilities were charged to consolidated income during the first quarter of 2011.

    Continued decreases in the Baltic Dry Index in February and March 2011, and the corresponding decreases in the freight and charter rates that we are able to obtain continue to raise doubt on our ability to meet our existing financial covenant requirements.

    At March 31, 2011 and December 31, 2010, we were in compliance with all financial covenants relating to our debt. However, absent waivers, we would not have been in compliance with loan to value requirements on the Berenberg credit facility as of March 31, 2011 and on the Credit Suisse and Berenberg credit facilities as of December 31, 2010.

    Early in 2011 we experienced further deterioration in freight voyage rates which began in the second half of 2010. A combination of worldwide factors such as bad weather and natural disasters dampened any hopes of an immediate recovery.  These factors continue to adversely affect our revenues, market values of our vessels, and our future ability to maintain financial ratios as required by our credit facilities.  On April 18, 2011, we and our lenders agreed to modify the financial covenants through December 31, 2011. As a result, the minimum consolidated interest charges coverage ratio has been reduced for the fiscal quarters ending June 30, 2011 through December 31, 2011 from 3.35 to 1.00 to 2.50 to 1.00. In addition, the modifications increased the maximum consolidated leverage ratio for the same periods from 4.00 to 1.00 to 5.10 to 1.00 and reduced the minimum cash requirement from $15 million to $10 million for the period from July 1, 2011 to December 31, 2011.  After December 31, 2011, financial covenant requirements will revert back to the levels set in the January 28, 2011 credit agreement amendments.

    We expect that these amendments will permit us to remain in compliance with the revised consolidated leverage ratio and consolidated interest charge coverage ratio through December 31, 2011. However, during this time, we are required to make principal repayments on our outstanding indebtedness each quarter commencing June 30, 2011 and to continue to maintain minimum cash liquidity of $10 million through December 31, 2011 and $15 million thereafter.  Unless the Baltic Dry Index, and in particular the freight and charter rates that we are able to obtain, strengthen significantly in the near future, we will need to raise additional funds in order to be able to make the principal repayments due September 30, 2011 and continue to comply with the minimum cash liquidity covenant.

    Freight and charter rates will need to strengthen significantly in the near future or we will fail to meet the financial covenants after December 31, 2011.  Prior to that time we will need to enter into negotiations with our lenders to seek further modifications of the financial covenants. Failure to meet any of the financial covenants or our inability to obtain a waiver of such future covenant violations continues to raise substantial doubt about our ability to continue as a going concern.

     Our business is capital intensive, and our future success will depend on our ability to maintain a high-quality fleet through the ongoing maintenance of our currently owned ships and, in the long term, the acquisition of additional ships.  We believe our current cost containment efforts will not impact our long-term goals.

	Three Months Ended March 31,
	2011	2010
Cash and cash equivalents (1)	$18,351	$37,830
Net cash provided by operating activities (2)	$4,844	$10,793
Vessel acquisition / Capital improvements costs (3)	$(18,766)	$(13,290)

(1)	At March 31, 2011 and 2010, cash and cash equivalents exclude restricted cash of $0.4 million and $6.2 million, respectively.
(2)	Included in net cash provided by operating activities are $2.8 million and $2.5 million in drydocking expenditures for the three months ended March 31, 2011 and 2010, respectively.
(3)
Included in vessel acquisitions / capital improvements is $15.2 million and $9.4 million in connection with the new vessel building program for the three months ended March 31, 2011 and 2010, respectively.  Approximately $7.6 million and $5.0 million for three months ended March 31, 2011 and 2010 respectively was drawn down on The Royal Bank of Scotland Credit Facility.

    We are not certain about whether we will have sufficient liquidity to meet our needs for operating cash for the fiscal year ending December 31, 2011 or for the next twelve months.  We expect that our ability to meet such needs will depend primarily on: our unrestricted cash balance at December 31, 2011 and March 31, 2012; whether our 2011 operating cash flows increase; our ability to borrow under our existing credit facilities; and our ability to secure additional or replacement debt or equity financing for our business.

    Our capital requirements have historically been significant and will include vessel improvements, debt repayment and the final installment due upon the delivery of the Maya Princess of approximately $7.4 million, of which $7.0 million is expected to be funded through the RBS credit facility.  We expect to make approximately $30.0 million in debt repayments during the remaining three quarters of 2011.   Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of the world economic recovery and expansion, the operating performance of our ships, and a reduction in the global overcapacity of vessels of all sizes.  Estimated future cash requirements through the next twelve month period ending March 31, 2012 are planned to be funded from cash flows from operations and the following additional actions:

•
A rights offering entitling holders of the Company’s Class A and Class B ordinary shares to one non-transferable subscription right to subscribe to the Company’s to be issued Series A Preference Shares for each ordinary share held on the record date for a subscription price of $100 per Series A Preference Share.  When aggregated with the purchase of Series B Preference Shares by our significant shareholders, a minimum of $10.0 million will be sold and up to $18.9 million of preference shares will attempt be sold, if all of the rights offered are exercised.

•	Cost cutting efforts.
•	Additional equity and debt offerings to the extent feasible.

    Our various debt agreements contain both financial and non-financial covenants, and include customary restrictions on our ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of our business. The financial covenants require that we maintain minimum cash and cash equivalent balances, maintain minimum interest charge coverage and leverage ratios.  The more restrictive credit agreements restrict the amount of investment and capital expenditures we may undertake without consent of the lender.  We are required to maintain collateral coverage levels and make a mandatory prepayment or deliver additional security in the event that the fair market value of the vessels falls below limits specified in the loan agreements.

    The following table sets forth as of March 31, 2011, a summary of the financial covenants in place including the waived covenants and the actual amounts and ratios of each financial covenant requirement:

Covenant	Required	Actual

Minimum Cash Liquidity
Qualified weekly average cash of $15.0 million, which is defined in the agreement as cash and cash equivalents.  This calculation shall exclude any expenses actually paid in connection with the restructuring.

Effective July 1, 2011 through December 31, 2011 the Minimum Cash requirement is reduced from $15.0 million to $10.0 million.
$15.8 million

Minimum Consolidated Interest Charge Coverage Ratio
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

Effective for the fiscal quarter ending June 30, 2011 through December 31, 2011 the Minimum Consolidated Interest Charge Coverage ratio is reduced from 3.50 to 1.00 to 2.50 to 1.00.
3.65 to 1.00

Maximum Consolidated Leverage Ratio
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

Effective for the fiscal quarter ending June 30, 2011 through December 31, 2011 the Maximum Consolidated Leverage ratio is increased from 4.00 to 1.00 to 5.10 to 1.00.
3.56 to 1.00

    The January 28, 2011, amendment and restatement of the loan agreements resulted in higher rate margins as summarized in the table below:

Lender	Base and Margin Rate at March 31, 2011

Bank of America Credit Facility Term 1	LIBOR floor of 1.50% plus: 5.00% through maturity

Bank of America Credit Facility Term 2	LIBOR floor of 1.50% plus: 5.00% through December 30, 2012, 5.25% through June 29, 2013, 5.50% through December 30, 2013, and 5.75% to maturity.

The Royal Bank of Scotland Credit Facility	LIBOR floor of 1.50% plus 4.25%

DVB Group Merchant Bank (Asia) Ltd Credit Facility	LIBOR plus 5.75%

Credit Suisse Credit Facility	LIBOR plus 4.00%

AIG Commercial Equipment Finance Inc. Credit Facility	10.00%

Commerzbank AG Credit Facility	LIBOR plus 4.00%

Joh. Berenberg Gossler & Co. KG Credit Facility	LIBOR plus 5.00%

    We incurred $3.9 million in deferred financing cost in connection with the January 2011 amendment and restatement of the loan agreements.

    Below is a summary of investing and financing activities for the three months ended March 31, 2011 and 2010:

    Financing Activities for Three Months Ended March 31, 2011
•
We borrowed $7.6 million under the RBS credit facility that partially funded the final installment due on the delivery of the Comanche Maiden and fully funded the final installment due on the delivery of the Omaha Belle.  At March 31, 2011 we had total borrowings outstanding under the facility of $139.2 million.

•	We paid $3.9 million of financing costs in connection with the January 2011 debt restructuring.
•	We received $3.0 million proceeds from private offering of Series B Preference Shares.

    Investing Activities for Three Months Ended March 31, 2011

    Using capital from operations and borrowings, we made the following acquisitions and capital improvements:

Three Months Ended
March 31, 2011
(in millions)
Vessels purchased	$82.3
Amount reclassed from construction in progress to vessels	(82.3)
Construction in progress	15.2
Vessels improvements and other equipment	3.1
Other fixed asset additions	0.5
Total Vessel acquisitions / capital improvement	$18.8

•	We made payments to the ship building yard and incurred capitalized costs totaling $15.2 million for two vessels delivered during the first quarter of 2011.
•
We spent $3.1 million for vessel improvements and vessel equipment.  Vessel improvements and other equipment include steel renewal and replacement, major overhauls, new equipment, and takeover costs, including the cost of first drydocking after acquisition.

•
For the three months ended March 31, 2011, $6.2 million was paid to the shipyard from restricted cash.  The Royal Bank of Scotland Credit Facility, as amended, required that we deposit with the bank a portion of installment payments, which are due to the ship building yard and not funded by the credit facility.

Financing Activities for Three Months Ended March 31, 2010

•	We made $15.9 million in scheduled debt principal payments.
•
We borrowed an additional $5.0 million under our $150.0 million credit facility with RBS to fund the construction payments due on the building of our new multipurpose vessels with retractable tweendecks.  At March 31, 2010 we had total borrowings outstanding under the facility of $107.9 million with $40.0 million available under the credit facility.

•	We paid $2.8 million of financing and leasing costs associated with obtaining the March 2010 loan covenant waivers.
•
In January 2010, the Company entered into a joint-venture agreement to form Log.Star Navegação S.A., ("Log-Star").  The Company acquired a 70% economic interest in Log-Star while Log-In Logística Intermodal S.A., an unrelated corporation, purchased a noncontrolling interest of 30% for $1.4 million.  Log-Star is engaged in the transport of cargo in the Brazilian coastal cabotage trade as well as in the Amazon River.

Investing Activities for Three Months Ended March 31, 2010

    Using capital from operations and borrowings, we made the following acquisitions and capital improvements:

Three Months Ended
March 31, 2010
(in millions)
Vessels purchased	$40.1
Amount reclassed from construction in progress to vessels	(40.1)
Construction in progress	9.4
Vessels improvements and other equipment	3.6
Other fixed asset additions	0.3
Total Vessel acquisitions / capital improvement	$13.3

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

Dividend Policy

    As of March 31, 2011, we have never declared or paid dividends on our ordinary shares. Provisions of our debt instruments and related loan agreements for our syndicated credit facilities allow the subsidiaries borrowing under the credit facilities to pay dividends to us but restrict us from declaring or making dividends or other distributions on our ordinary shares or preference shares. Future dividends, if any, on our ordinary shares or preference shares will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with Irish law.

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

    Critical accounting policies are those that reflect significant judgments or uncertainties and could result in materially different results under different assumptions and conditions.  We believe that there have been no material changes in our critical accounting policies from those disclosed in our 2010 Form 10-K filed with the Securities and Exchange Commission on March 16, 2011.

New Accounting Pronouncements

Adopted

    In December 2010, the FASB issued update No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force) ", to FASB ASC Topic 350 – Intangibles – Goodwill and Other.  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  We applied the new guidance for the first time during the quarter ending March 31, 2011.  As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired.  We have determined that goodwill of $8.4 million at March 31, 2011 is impaired as a result of adopting this new guidance.  An amount of $8.4 million has been charged to shareholders’ equity as of March 31, 2011.  Please refer to "Note 6 — Valuation of Long-Lived Assets and Goodwill" for more details.

     In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to Topic 820 regarding the accounting for fair value measurements and disclosures. This amendment provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3 details.  This amendment became effective for the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 roll forward information, which became effective for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The amendment did not have an impact on the Company’s financial statements disclosures in the first interim period after it became effective. In addition, the amendment did not have a significant impact on our consolidated financial statement disclosures for the periods beginning after December 15, 2010.

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

    At March 31, 2011, we had $340.0 million of floating rate debt outstanding.  In order to hedge our interest rate risk, we entered into interest rate swap contracts that hedged approximately 37.9% of our outstanding debt at March 31, 2011. We had interest rate swap contracts to pay an average fixed rate of 3.94% before loan margin and receive a floating rate of interest on the notional amount of $127.9 million. At March 31, 2011, 2010, the fair value of interest rate swap agreements was a $7.3 million liability.  Interest loan margins over LIBOR at March 31, 2011 on floating rate debt were 5.75% on $26.1 million of debt; 5.00% on $135.1 million of debt; 4.25%, on $139.2; and 4.00% on $27.3 million of debt.

    As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have increased our net loss for the three months ended March 31, 2011 by approximately $0.5 million, based on our unhedged debt $212.1 million at March 31, 2011.

Foreign Exchange Rate Risk:

    We consider the U.S. dollar to be the functional currency for all of our entities.  Our financial results are affected by changes in foreign exchange rates.  Changes in foreign exchange rates could adversely affect our earnings.  For the three months ended March 31, 2011 gains and losses resulting from foreign currency transactions were not significant.  We generate all of our revenues in U.S. dollars, but incur approximately 6.2% of our operating expenses in currencies other than U.S. dollars.  For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction.  At March 31, 2011, approximately 4.2% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

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

 PART II

Item 1. Legal Proceedings

    The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business.  While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company.  During the three months ended March 31, 2011, there have been no material changes to legal proceedings from those considered in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

    At March 31, 2011, no default under our credit facilities is ongoing.

Item 4.  (Removed and Reserved)

Item 5. Other Information

    None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Description		Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of TBS International plc		S-8 POS	333-137517	4.2	1/19/2010
3.2	Amended and Restated Memorandum of Association of TBS International plc		8-K12B	001-34599	3.1	1/8/2010
3.3	Amended and Restated Certificate of Designation for the Series A and Series B Preference Shares, dated May 6, 2011		8-K	001-34599	10.1	5/10/2011
10.1
Second Amended and Restated Credit Agreement, dated as of January 27, 2011, by and among Albemarle Maritime Corp., Arden Maritime Corp., Avon Maritime Corp., Birnam Maritime Corp., Bristol Maritime Corp., Chester Shipping Corp., Cumberland Navigation Corp., Darby Navigation Corp., Dover Maritime Corp., Elrod Shipping Corp., Exeter Shipping Corp., Frankfort Maritime Corp., Glenwood Maritime Corp., Hansen Shipping Corp., Hartley Navigation Corp., Henley Maritime Corp., Hudson Maritime Corp., Jessup Maritime Corp., Montrose Maritime Corp., Oldcastle Shipping Corp., Quentin Navigation Corp., Rector Shipping Corp., Remsen Navigation Corp., Sheffield Maritime Corp., Sherman Maritime Corp., Sterling Shipping Corp., Stratford Shipping Corp., Vedado Maritime Corp., Vernon Maritime Corp. Windsor Maritime Corp., TBS International plc, TBS International Limited, TBS Shipping Services Inc., Bank of America, N.A., Citibank, N.A., DVB Bank SE, TD Bank, N.A., Keybank National Association, Capital One Leverage Finance Corp., Compass Bank (as successor in interest to Guaranty Bank), Merrill Lynch Commercial Finance Corp., Webster Bank National Association, Comerica Bank and Tristate Capital Bank (portions of this exhibit have been omitted pursuant to a request for confidential treatment and such portions have been separately filed with the Securities and Exchange Commission).

			8-K/A	001-34599	10.1	4/8/2011
10.2	Amending and Restating Agreement, dated January 28, 2011, among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp., The Royal Bank of Scotland plc., Citibank, N.A., Landesbank Hessen-Thüringen Girozentrale, Norddeutsche Landesbank Girozentrale, Santander UK PLC, and Bank of America, N.A.		8-K	001-34599	10.2	1/31/2011
10.3	Fifth Amendatory Agreement, dated as of January 28, 2011, among Bedford Maritime Corp., Brighton Maritime Corp., Hari Maritime Corp., Prospect Navigation Corp., Hancock Navigation Corp., Columbus Maritime Corp., Whitehall Marine Transport Corp., TBS International Limited, TBS Holdings Limited, TBS International Public Limited Company, DVB Group Merchant Bank (Asia) Ltd., DVB Bank SE, The Governor and Company of the Bank of Ireland and Natixis.		8-K	001-34599	10.3	1/31/2011
10.4	Fourth Amendment to Loan Agreement, dated January 28, 2011 by and among Amoros Maritime Corp., Lancaster Maritime Corp., Chatham Maritime Corp., Sherwood Shipping Corp., TBS International Limited, TBS Holdings Limited, TBS International Public Limited Company and AIG Commercial Equipment Finance, Inc.		8-K	001-34599	10.4	1/31/2011
10.5	Supplemental Agreement No. 2, dated January 28, 2011, among Grainger Maritime Corp., TBS International Limited, TBS Worldwide Services, Inc., TBS Holdings Limited, TBS International Public Limited Company and Joh. Berenberg, Gossler & Co. KG.		8-K	001-34599	10.5	1/31/2011
10.6	Supplemental Agreement, dated January 28, 2011, among Dyker Maritime Corp., TBS International Limited, TBS Shipping Services Inc., TBS International plc and Commerzbank AG.		8-K	001-34599	10.6	1/31/2011
10.7	Supplemental Agreement, dated January 28, 2011, among Claremont Shipping Corp., Yorkshire Shipping Corp., TBS International Limited, TBS International Public Limited Company and Credit Suisse AG.		8-K	001-34599	10.7	1/31/2011

10.8	Letter Agreement, dated January 28, 2011, with respect to Bareboat Charter Party dated as of January 24, 2007 (as amended and supplemented) among Adirondack Shipping LLC, as Owner, Fairfax Shipping Corp., as Charterer, and the Guarantors named therein.		8-K	001-34599	10.8	1/31/2011
10.09
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

			8-K	001-34599	10.1	1/31/2011
10.10	Investment Agreement, by and among TBS International plc, Joseph Royce, Gregg McNelis and Lawrence Blatte.		8-K	001-34599	10.11	1/31/2011
10.11
Second Amendment to the Second Amended and Restated Credit Agreement, dated as of April 15, 2011, by and among Albemarle Maritime Corp., Arden Maritime Corp., Avon Maritime Corp., Birnam Maritime Corp., Bristol Maritime Corp., Chester Shipping Corp., Cumberland Navigation Corp., Darby Navigation Corp., Dover Maritime Corp., Elrod Shipping Corp., Exeter Shipping Corp., Frankfort Maritime Corp., Glenwood Maritime Corp., Hansen Shipping Corp., Hartley Navigation Corp., Henley Maritime Corp., Hudson Maritime Corp., Jessup Maritime Corp., Montrose Maritime Corp., Oldcastle Shipping Corp., Quentin Navigation Corp., Rector Shipping Corp., Remsen Navigation Corp., Sheffield Maritime Corp., Sherman Maritime Corp., Sterling Shipping Corp., Stratford Shipping Corp., Vedado Maritime Corp., Vernon Maritime Corp. Windsor Maritime Corp., TBS International plc, TBS International Limited, TBS Shipping Services Inc., Bank of America, N.A., Citibank, N.A., DVB Bank SE, TD Bank, N.A., Keybank National Association, Capital One Leverage Finance Corp., Compass Bank (as successor in interest to Guaranty Bank), Merrill Lynch Commercial Finance Corp., Webster Bank National Association, Comerica Bank and Tristate Capital Bank.

		X
10.12
Amendment, dated April 15, 2011, to the Amended and Restated Agreement among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp., The Royal Bank of Scotland plc., Citibank, N.A., Landesbank Hessen-Thüringen Girozentrale, Norddeutsche Landesbank Girozentrale, Santander UK PLC, and Bank of America, N.A.

		X
10.13
Sixth Amendatory Agreement, dated as of April 15, 2011, among Bedford Maritime Corp., Brighton Maritime Corp., Hari Maritime Corp., Prospect Navigation Corp., Hancock Navigation Corp., Columbus Maritime Corp., Whitehall Marine Transport Corp., TBS International Limited, TBS Holdings Limited, TBS International Public Limited Company, DVB Group Merchant Bank (Asia) Ltd., DVB Bank SE, The Governor and Company of the Bank of Ireland and Natixis.

		X
10.14
Sixth Amendment to Loan Agreement, dated April 15, 2011, by and among Amoros Maritime Corp., Lancaster Maritime Corp., Chatham Maritime Corp., Sherwood Shipping Corp., TBS International Limited, TBS Holdings Limited, TBS International Public Limited Company and AIG Commercial Equipment Finance, Inc.

		X
10.15	Supplemental Agreement, dated April 15, 2011, among Claremont Shipping Corp., Yorkshire Shipping Corp., TBS International Limited, TBS International Public Limited Company and Credit Suisse AG.	X
10.16
Supplemental Agreement No. 2, dated April 15, 2011, among Grainger Maritime Corp., TBS International Limited, TBS Worldwide Services, Inc., TBS Holdings Limited, TBS International Public Limited Company and Joh. Berenberg, Gossler & Co. KG.

		X
10.17	Form of Restricted Share Award Agreement under the TBS International Limited 2005 Equity Incentive Plan	X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X
31.2	Certification of the Chief Financial and Accounting Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X
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

TBS INTERNATIONAL PLC & SUBSIDIARIES
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May 2011.

TBS INTERNATIONAL PLC
(Registrant)

By:	/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)
By:	/s/ Frank Pittella
Frank Pittella Chief Accounting Officer (Principal Accounting Officer)