Form 10-Q
period 2011-06-30
TBS International plc
filed 2011-08-09
CIK 1479920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011
or
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

As of August 3, 2011, the registrant had 17,940,995 Class A ordinary shares, par value $0.01 per share outstanding, as well as 13,200,305 Class B ordinary shares, par value $0.01 per share.

TBS INTERNATIONAL PLC
Form 10-Q for the Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TBS INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)
	June 30,	December 31,
	2011	2010

Assets
Current assets
Cash and cash equivalents	$13,053	$18,976
Restricted cash		6,737
Charter hire receivables	24,139	28,531
Fuel and other inventories	17,152	17,513
Prepaid expenses and other current assets	13,391	7,989
Advances to affiliates	256	1,145
Total current assets	67,991	80,891
Fixed assets	571,775	576,262
Goodwill		8,426
Other assets and deferred charges	23,075	20,742
Total assets	$662,841	$686,321

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$336,385	$332,259
Accounts payable and accrued expenses	48,898	46,791
Voyages in progress	437	752
Advances from affiliates	87	705
Total current liabilities	385,807	380,507

Other liabilities	8,596	8,940
Total liabilities	394,403	389,447

COMMITMENTS AND CONTINGENCIES (Note 13)

Shareholders' equity
TBS International plc shareholders' equity
Series A Preference Shares, $0.01 par value, 350,000 shares
authorized, 78,260 shares issued	1
Series B Preference Shares, $0.01 par value, 100,000 shares
authorized, 30,000 shares issued
Ordinary Shares, Class A, $.01 par value, 75,000,000 authorized,
18,189,435 shares issued and 17,940,995 shares outstanding at 2011 and 16,571,865 shares issued and 16,438,301 outstanding at 2010	182	165
Ordinary Shares, Class B, $.01 par value, 30,000,000 authorized,
13,200,305 shares issued and outstanding at 2011 and
14,740,461 shares issued and outstanding at 2010	132	147
Warrants	21	21
Additional paid-in capital	206,101	193,718
Accumulated other comprehensive loss	(7,374)	(8,405)
Retained earnings	73,498	113,103
Less: Treasury stock (248,440 shares at 2011 and 133,564 shares at 2010, at cost)	(1,415)	(1,177)
Total TBS International plc shareholders' equity	271,146	297,572
Noncontrolling interest's equity	(2,708)	(698)
Total shareholders' equity	268,438	296,874
Total liabilities and shareholders' equity	$662,841	$686,321

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue
Voyage revenue	$75,857	$70,640	$145,315	$144,998
Time charter revenue	20,624	37,658	39,795	60,561
Logistics revenue	344	2,931	558	5,583
Other revenue	309	11	1,293	167
Total revenue	97,134	111,240	186,961	211,309
Operating expenses
Voyage	42,609	37,268	81,076	72,048
Logistics	203	1,748	196	3,625
Vessel	31,447	31,668	63,131	59,439
Depreciation and amortization of vessels and other fixed assets	20,153	25,733	39,436	51,230
General and administrative	10,367	14,030	20,083	26,403
Net loss on vessel held for sale		5,154		5,154
Total operating expenses	104,779	115,601	203,922	217,899

Loss from operations	(7,645)	(4,361)	(16,961)	(6,590)

Other (expenses) and income
Interest expense, net	(7,697)	(6,172)	(15,319)	(11,568)
Loss on extinguishment of debt			(1,103)	(200)
Other income expense	188	42	265	24
Total other expenses	(7,509)	(6,130)	(16,157)	(11,744)

Net loss	(15,154)	(10,491)	(33,118)	(18,334)

Less: Net loss attributable to
noncontrolling interest	(713)	(814)	(2,010)	(814)

Net loss attributable to TBS International plc	$(14,441)	$(9,677)	$(31,108)	$(17,520)

Net loss per ordinary share:
Basic and Diluted	$(0.48)	$(0.32)	$(1.02)	$(0.59)

Weighted average ordinary shares outstanding:
Basic and Diluted	30,451,341	29,973,420	30,433,962	29,930,634

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
 (unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net loss	$(33,118)	$(18,334)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	39,436	51,230
Loss on change in value of
interest swap contract	1,027	368
Amortization and write-off of deferred financing costs	2,578	2,212
Allowance for doubtful accounts		315
Stock based compensation	1,496	4,498
Long term accrued interest	471
Drydocking expenditures	(6,553)	(6,120)
Net loss on vessel held for sale		5,154
Income from non-consolidated joint ventures		(56)
Changes in operating assets and liabilities
Decrease in charter hire receivables	4,426	5,058
Decrease (increase) in fuel and other inventories	410	(1,920)
Increase in prepaid expenses and other current assets	(5,256)	(858)
Decrease (increase) in other assets and deferred charges	441	(3,357)
Increase in accounts payable and accrued expenses	305	2,190
Decrease in voyages in progress	(315)	(1,068)
Increase in advances from/to affiliates, net	136	784
Net cash provided by operating activities	5,484	40,096

Investing Activities
Vessel acquisitions / capital improvement costs	(28,024)	(35,970)
Payments from restricted cash	6,337	2,500
Payments to restricted cash		(400)
Repayment of loan made to nonconsolidated joint venture		237
Investment in nonconsolidated joint venture	(1,005)	(947)
Net cash used in investing activities	(22,692)	(34,580)

Financing Activities
Repayment of debt principal	(10,908)	(35,081)
Proceeds from credit facilities	14,563	15,000
Payment of deferred financing costs	(3,946)	(4,023)
Payment to terminate interest swap contract		(3,014)
Loan from noncontrolling interests	913
Proceeds from private offering of Preference Shares	10,817
Proceeds from noncontrolling interest's capital contributions		1,440
Acquisition of treasury stock	(238)	(686)
Net cash provided by (used in) financing activities	11,201	(26,364)

Effect of exchange rate changes on cash	84	(95)
Net decrease in cash and cash equivalents	(5,923)	(20,943)
Cash and cash equivalents - beginning of period	18,976	51,040
Cash and cash equivalents - end of period	$13,053	$30,097

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$16,284	$11,977

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)
 (unaudited)

					Accumulated
					Other Com-			Total TBS
				Additional	prehensive			International plc	Non-	Total
	Preference	Ordinary	Warrants	Paid-in	Income	Retained	Treasury Stock	Shareholders'	controlling	Shareholders'
	Shares	Shares		Capital	(Loss)	Earnings		Equity	Interest	Equity
Balance at December 31, 2010, as reported	$	$312	$21	$193,718	$(8,405)	$113,103	$(1,177)	$297,572	$(698)	$296,874
Cumulative adjustment for impairment of goodwill						(8,426)		(8,426)		(8,426)
Balance at December 31, 2010, as adjusted		312	21	193,718	(8,405)	104,677	(1,177)	289,146	(698)	288,448
Net loss						(31,108)		(31,108)	(2,010)	(33,118)
Foreign currency translation adjustments					(498)			(498)		(498)
Change in unrealized gain on cash flow hedges					1,529			1,529		1,529
Stock based compensation		2		1,496				1,498		1,498
Preference Share Dividend - Increase in
Liquidation Preference				71		(71)
Proceeds from private offerings of Series A and B Preference Shares	1			10,816				10,817		10,817
Acquisition of treasury stock							(238)	(238)		(238)
Balance at June 30, 2011	$1	$314	$21	$206,101	$(7,374)	$73,498	$(1,415)	$271,146	$(2,708)	$268,438

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Business and Basis of Presentation

Nature of Business
TBS International plc ("TBSI") and all of its directly and indirectly owned subsidiaries (collectively with TBSI, the "Company", "we", "us" or "our") are engaged in the ocean transportation of dry cargo offering shipping solutions through liner, parcel, and bulk services, as well as vessel chartering supported by a fleet of multi-purpose tweendeckers and handysize and handymax bulk carriers.  Substantially all subsidiaries of TBSI are non-U.S. corporations and conduct their business operations worldwide.

Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting (“GAAP”) and with Article 10 of Regulation S-X and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, that are considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim periods.  Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.  These consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Effective January 28, 2011, the Company and its lenders amended various terms of the credit agreements to which they are parties, including the principal repayment schedules and waived any existing defaults.  However, the Company has continued to experience a further deterioration of freight voyage rates in 2011 and along with a combination of worldwide factors, such as industry over-capacity and the negative impact on shipping demand due to adverse weather conditions and natural disasters, management does not believe that there is hope of an immediate recovery.  These factors continue to adversely affect the Company’s revenues, market values of its vessels, and its future ability to maintain financial ratios as required by its credit facilities.  On April 18, 2011, the Company and its lenders agreed to temporarily modify the financial covenants related to the Company’s consolidated leverage ratio, consolidated interest coverage ratio and minimum cash balance, and modified certain other terms through December 31, 2011.

Under the modified credit agreements, the minimum consolidated interest charge coverage ratio has been reduced for the quarter ended June 30, 2011, and for the quarters ending through December 31, 2011 from 3.35 to 1.00 to 2.50 to 1.00.  In addition, the amendments increased the maximum consolidated leverage ratio for the same periods from 4.00 to 1.00 to 5.10 to 1.00 and reduced the minimum average weekly cash requirement from $15.0 million to $10.0 million beginning the week ending July 1, 2011 through the week ending January 1, 2012.  Thereafter, the financial covenant requirements revert back to the levels set in the January 28, 2011 amendments.  At June 30, 2011 and December 31, 2010, the Company was in compliance with all financial covenants relating to its debt. However, absent waivers, the Company would not have been in compliance with the value to loan requirements of the Berenberg credit facility at December 31, 2010 or June 30, 2011.  In addition, absent such a waiver, the Company would not have been in compliance with the value to loan requirements of the Credit Suisse credit facility at December 31, 2010.  GAAP requires that long-term loans be classified as current liabilities when either a covenant violation that gives the lender the right to call the debt has occurred at the balance sheet date, or such covenant violation would have occurred absent a waiver of those covenants, and in either case it is probable that the covenant violation will not be cured within the next twelve months.  Consequently, long term debt is classified as a current liability in the consolidated balance sheet at both June 30, 2011 and December 31, 2010.

The Company will need to raise additional funds to facilitate principal repayments due September 30, 2011, and to remain in compliance with the minimum cash liquidity covenant.  Absent the ability to raise additional capital and a significant near-term improvement in freight and charter rates, the Company will need to enter into negotiations with its lenders to seek further modifications or waivers to the financial covenants since failure to meet any of the covenants, or the Company’s inability to obtain waivers of such future covenant violations, continues to raise substantial doubt about the Company’s ability to continue as a going concern.  The Company will continue its efforts to reduce operating costs and has engaged an investment banking firm to assist in obtaining additional funding.  There is no guarantee that any or all of the Company’s efforts to strengthen its financial position will be successful.

Note 2 – Charter Hire Receivables

Charter hire receivables consist of the following (in thousands):

	June 30,	December 31,
Description	2011	2010
Charter hire receivables	$25,139	$29,531
Less allowance for losses	(1,000)	(1,000)
	$24,139	$28,531

Management reviews the outstanding receivables by customer and voyage at the close of each reporting period and identifies those receivables that are deemed to be at risk for collection and provides an appropriate allowance for losses.  At June 30, 2011 and December 31, 2010 the allowance for losses aggregated $1.0 million and was deemed adequate after giving consideration to all relevant facts and circumstances.

Note 3 — Fuel and Other Inventories

Fuel and other inventories consist of the following (in thousands):

	June 30,	December 31,
Description	2011	2010
Fuel	$10,955	$10,908
Lubricating oil	5,613	6,127
Other	584	478
	$17,152	$17,513

Note 4 — Advances Due to/from Affiliates

The Company typically advances funds to affiliates in connection with the payment of agency fees, commissions and consulting fees. Amounts due to/from affiliates, which are entities related by common shareholders, are non-interest-bearing, due on demand, and are expected to be collected or paid in the ordinary course of business, generally within one year.

Note 5 — Fixed Assets

Fixed assets consist of the following (in thousands):

Description	June 30, 2011	December 31, 2010
Vessels	$709,480	$594,718
Vessel improvements and other equipment	196,397	190,744
Deferred drydocking costs	32,127	30,530
Vessel construction in process		92,600
Other fixed assets	19,877	19,390
	957,881	927,982
Less accumulated depreciation and amortization	(386,106)	(351,720)
	$571,775	$576,262

The Company had individual contracts, with China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Group Co., Ltd. ("Shipyard"), to build six multipurpose vessels with retractable tweendecks.  In January and February 2011, the fourth and fifth vessels, named Omaha Belle and Comanche Maiden, respectively, were delivered.  The final vessel, Maya Princess, was delivered in May 2011.

The Company capitalized interest, including loan origination fees, of $0.2 million and $0.8 million for the three and six months ended June 30, 2011, respectively, and $2.0 million and $4.0 million for the three and six months ended June 30, 2010, respectively.   Capitalized interest and deferred finance costs are added to the cost of each vessel and are amortized over the estimated useful life of the respective vessel commencing on the date the vessel is placed into service.

Note 6 — Valuation of Long-Lived Assets and Goodwill

Long-Lived Assets
As of December 31, 2010, the Company performed an impairment review of its long-lived assets due to the continued global economic softness and its impact on the shipping industry.  The Company concluded that events and circumstances occurred during the fourth quarter of 2010 that suggested a possible impairment of long-lived assets.  These indicators included significant declines in freight and charter rates and asset values toward the end of 2010.  As a result, the Company performed a fleet level impairment analysis of its long-lived assets, which compared undiscounted cash flows with the carrying values of the Company's long-lived assets to determine if the assets were impaired.  Management made assumptions used in estimating undiscounted cash flows, which included utilization rates, revenues, capital expenditures, operating expenses and the weighted remaining useful life of the fleet of vessels.  These assumptions were based on historical trends, as well as future expectations that are consistent with the plans and forecasts used by management to conduct its business.  Management's impairment analysis as of December 31, 2010 indicated that future undiscounted operating cash flows at the fleet level, including vessels to be delivered during the first half of 2011, were below the vessel's carrying amount, and accordingly an impairment charge of $201.7 million was recognized in the consolidated statement of operations.  The assumptions and estimates we used in our impairment analysis are highly subjective and could be negatively affected by future declines in freight or charter rates, decreases in the market value of vessels or other factors which could require the Company to record additional material impairment charges in future periods.

Due to the continuing global economic softness and its impact on the shipping industry, the Company updated its qualitative impairment analysis of long-lived assets at June 30, 2011, and concluded that there was no indication of further impairment of long-lived assets.

Goodwill
The provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 350 – Intangibles – Goodwill and Other require an annual impairment test of goodwill or more frequently if there are indicators of impairment present.  The first of two steps require the Company to compare the reporting unit’s carrying value of net assets to its fair value.  If the fair value exceeds the carrying value, goodwill is not considered impaired and the Company is not required to perform further testing.

In December 2010, the FASB issued Update No. 2010-28, which requires that Step 2 of the goodwill impairment test be performed if qualitative factors exist.  Step 2 calculates the implied fair value of goodwill by deducting the fair value of the reporting unit's tangible and intangible assets, excluding goodwill, from the fair value of the reporting unit.  The implied fair value of goodwill determined in Step 2 is then compared to the carrying value of goodwill and if the implied fair value is less than the carrying value, an impairment charge is recognized equal to the difference.

The reporting unit consists of service companies that at March 31, 2011 had recognized goodwill of $8.4 million, yet possessed an aggregate negative carrying value.  Management performed a goodwill impairment test at that date due to the existence of qualitative factors indicating that it was more likely than not that goodwill had been impaired.  These qualitative factors included: (a) a significant adverse change in business climate as indicated by a dramatic decline in Baltic Dry Index (a measure of the demand for shipping capacity versus the supply of dry bulk carriers), (b) impairment recorded at December 31, 2010 on vessel values, and (c) a continuing decline in the Company’s stock price and market capitalization.  Determining the reporting unit’s fair value involves the use of significant judgments and assumptions and was estimated using income and market approaches through the application of a discounted cash flow methodology.  The Company concluded that goodwill of $8.4 million was impaired and, as required by Update No. 2010-28, recorded an impairment charge as a cumulative-effect adjustment, which reduced retained earnings at December 31, 2010.

Note 7 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30,	December 31,
Description	2011	2010
Accounts payable and accrued expenses - vessel	$35,931	$30,236
Accounts payable and accrued expenses - voyage	11,194	13,308
Accounts payable and accrued expenses - other	1,450	3,124
Accrued payroll and related costs	323	123
	$48,898	$46,791

Note 8 — Long-Term Debt

Long-term debt consists of the following (in thousands):

Description	June 30, 2011		December 31, 2010
Bank of America - Term Credit Facility #1		$14,079		$19,165
Bank of America - Term Credit Facility #2		110,563		110,092
The Royal Bank of Scotland Credit Facility		144,117		131,670
DVB Group Merchant Bank (Asia) Ltd Credit Facility		24,965		26,080
Credit Suisse Credit Facility		24,941		25,815
AIG Commercial Equipment Finance, Inc. Credit Facility		12,250		12,250
Commerzbank AG Credit Facility				1,500
Berenberg Bank Credit Facility		5,470		5,687
		336,385		332,259
Less current portion		(336,385)		(332,259)
Long term portion	$		$

Future principal payments required in accordance with the terms of the respective credit facility agreements as of June 30, 2011 are as follows (in thousands):

2011	$19,530
2012	30,000
2013	39,996
2014	234,154
2015	3,496
Thereafter	9,209
$336,385

Loan Modification and Debt Classification
The Company did not make certain principal payments due under its credit facilities during the second half of 2010. In an effort to avoid an acceleration of the maturity of outstanding loans, the Company entered into forbearance agreements with its lenders pursuant to which the lender groups agreed to forbear from exercising their rights and remedies which arose from the Company's failure to make scheduled principal payments.

Effective January 28, 2011, the Company and its lenders amended various terms of the credit agreements, including the principal repayment schedules and waived any existing defaults.  However, the Company continued to experience a further deterioration of freight voyage rates in 2011 and along with a combination of worldwide factors, such as industry over-capacity and the negative impact on shipping demand due to adverse weather conditions and natural disasters, management does not believe that there is hope of an immediate recovery.  These factors continue to adversely affect the Company’s revenues, market values of its vessels, and its future ability to maintain financial ratios as required by its credit facilities.  On April 18, 2011, the Company and its lenders agreed to temporarily modify the financial covenants related to the Company’s consolidated leverage ratio, consolidated interest coverage ratio and minimum cash balance, and modified certain other terms through December 31, 2011.  In connection with the modifications of the debt obligations, the Company incurred $3.5 million of third party costs of which $3.2 million were recognized as an expense during the year ended December 31, 2010.  In addition, the Company incurred bank fees totaling approximately $7.2 million, $3.2 million of which are not payable until December 31, 2012.  Bank fees are to be amortized over the terms of the new arrangements.  Of such amount, $0.5 million and $1.3 million were recognized as an expense during the three and six months ended June 30, 2011, respectively.  In addition, $1.1 million of unamortized deferred financing costs were charged to operations during the six months ended June 30, 2011 as a result of the conversion of the Bank of America revolving credit facility to a term loan.

Under the modified credit agreements, the minimum consolidated interest charge coverage ratio has been reduced for the quarter ended June 30, 2011, and for the quarters ending through December 31, 2011 from 3.35 to 1.00 to 2.50 to 1.00.  In addition, the amendments increased the maximum consolidated leverage ratio for the same periods from 4.00 to 1.00 to 5.10 to 1.00 and reduced the minimum average weekly cash requirement from $15.0 million to $10.0 million, beginning the week ending July 1, 2011 through the week ending January 1, 2012.  Thereafter, the financial covenant requirements revert back to the levels set in the January 28, 2011 amendments.  At June 30, 2011 and December 31, 2010, the Company was in compliance with all financial covenants relating to its debt. However, absent waivers, the Company would not have been in compliance with the value to loan requirements of the Berenberg credit facility at December 31, 2010 or June 30, 2011.  In addition, absent such a waiver, the Company would not have been in compliance with the value to loan requirements of the Credit Suisse credit facility at December 31, 2010.  GAAP requires that long-term loans be classified as current liabilities when either a covenant violation that gives the lender the right to call the debt has occurred at the balance sheet date, or such covenant violation would have occurred absent a waiver of those covenants, and in either case it is probable that the covenant violation will not be cured within the next twelve months.  Consequently, long term debt is classified as a current liability in the consolidated balance sheet at both June 30, 2011 and December 31, 2010.

The Company will need to raise additional funds to facilitate principal repayments due September 30, 2011, and to remain in compliance with the minimum cash liquidity covenant.  Absent the ability to raise additional capital and a significant near-term improvement in freight and charter rates, the Company will need to enter into negotiations with its lenders to seek further modifications or waivers to the financial covenants since failure to meet any of the covenants, or the Company’s inability to obtain waivers of such future covenant violations, continues to raise substantial doubt about the Company’s ability to continue as a going concern.

Credit Facility Terms
The table below summarizes the repayment terms, maturities, interest rates, interest rate benchmarks and post amendment margin rates, number of vessels and net book value of collateral for each credit facility at June 30, 2011:

Credit Facility	Principal Repayment Terms	Base and Margin Interest Rate at	Net Book Value of Collateral at June 30, 2011	Number of Vessels Collateralizing Credit Facility
		June 30, 2011	(millions)

Bank of America ("BOA") - Term Credit Facility # 1	2 quarterly installments of $5.1 million with a final installment due at maturity on March 31, 2012 of $3.9 million.	6.50% LIBOR plus 5.00% (b)

Bank of America - Term Credit Facility #2 (Bank of America - Revolving Credit Facility prior to January 28, 2011)	3 quarterly installments of $3.9 million and 5 quarterly installments of $5.4 million with a final installment due at maturity on June 30, 2014 of $72.0 million.	7.50% LIBOR plus 6.00% (a), (b), (c)	$ 217.3	29

The Royal Bank of Scotland ("RBS") Credit Facility	2 quarterly installments of $1.7 million, 4 quarterly installments of $1.3 million and 6 quarterly installments of $1.8 million with a final installment due at maturity on September 9, 2014 of $125.0 million.	5.75% LIBOR plus 4.25% (b)	$ 215.7	6

DVB Group Merchant Bank (Asia) Ltd Credit Facility	2 quarterly installments of $1.1 million, 4 quarterly installments of $0.9 million and 5 quarterly installments of $1.2 million with a final installment due at maturity on June 30, 2014 of $13.4 million.	6.22% LIBOR plus 5.75%	$ 32.6	7

Credit Suisse Credit Facility	27 quarterly installments of $0.9 million with a final installment due at maturity on August 28, 2018 of $0.5 million.	4.26% LIBOR plus 4.00%	$ 44.3	3

AIG Commercial Equipment Finance, Inc. Credit Facility	3 quarterly installments of $0.5 million, 4 quarterly installments of $0.4 million and 5 quarterly installments of $0.6 million with a final installment due at maturity on June 30, 2014 of $6.2 million.	10.00%	$ 35.4	4

Commerzbank AG Credit Facility	One payment of $1.5 million due at maturity on June 30, 2011.	4.24% LIBOR plus 4.00%

Berenberg Bank Credit Facility	11 quarterly installments of $0.2 million with a final installment due at maturity on June 30, 2014 of $3.3 million.	5.19% LIBOR plus 5.00%	$ 10.2	1

Notes
(a)	The base rate increases 25 basis points every six months commencing December 31, 2012.
(b)	The credit facility has a LIBOR floor of 1.50%.
(c)	In connection with the restructuring January 28, 2011 there is an additional 1% Payment in Kind interest expense in connection with The Bank of America Term #2 Credit Facility due at maturity.

Financial Covenants and Other Non Financial Requirements
The Company’s various debt agreements contain both financial covenants and other non-financial requirements that include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business.  The Company is required to comply with maritime laws and regulations, maintain the vessels consistent with first class ship ownership and management practice, keep appropriate accounting records and maintain specified levels of insurance.  Under the financial covenants the Company is required to maintain minimum cash and cash equivalent balances, as well as certain fixed charge and leverage ratios.

The following table summarizes the financial covenants imposed by our debt agreements, as amended on January 28, 2011 and April 18, 2011:
Financial Covenant	As of June 30, 2011, September 30, 2011 and December 31, 2011	After December 31, 2011

Minimum Cash Liquidity	Effective July 1, 2011 through December 31, 2011 the Minimum Cash requirement is qualified weekly average cash of $10.0 million.	Qualified weekly average cash of $15.0 million, which is defined in the agreement as cash and cash equivalents.

Minimum Consolidated Interest Charge Coverage Ratio	Effective for quarters ending June 30, 2011 through December 31, 2011 the Minimum Consolidated Interest Charge Coverage ratio of 2.50 to 1.00.
Not less than a ratio (consolidated EBITDA to consolidated interest expense) of 3.70 to 1.00 for each quarter during 2012; 4.30 to 1.00 for each quarter ending on March 31 and June 30, 2013; 4.75 to 1.00 for each quarter ending on September 30 and December 31, 2013; 5.20 to 1.00 for each quarter ending March 31 to September 30, 2014.

Maximum Consolidated Leverage Ratio	Effective for quarters ending June 30, 2011 through December 31, 2011 the Maximum Consolidated Leverage ratio is 5.10 to 1.00.
Not more than a ratio (consolidated funded indebtedness to consolidated EBITDA) of 3.65 to 1.00 for each quarter during 2012; 3.20 to 1.00 for each quarter ending on March 31 and June 30, 2013; 2.75 to 1.00 for each quarter ending on September 30 and December 31, 2013; 2.50 to 1.00 for each quarter ending March 31 to September 30, 2014.

Value to Loan Requirement
The market value of the vessels, as determined by appraisal, is required to be above specified value to loan ratios, as defined in each credit facility agreement, which range from 125% to 167% of the respective credit facility’s outstanding amount.  The credit facilities require mandatory prepayment or delivery of additional security in the event that the market value of the vessels fall below specified limits.  At June 30, 2011 and December 31, 2010, the Company was in compliance with all financial covenants relating to its debt.  However, absent waivers, the Company would not have been in compliance with value to loan requirements on the Berenberg credit facility at December 31, 2010 or June 2011.  In addition, absent such a waiver, the Company would not have been in compliance with the value to loan requirements of the Credit Suisse credit facility at December 31, 2010.

Note 9 — Derivative Financial Instruments

The Company uses derivative financial instruments, as deemed appropriate, to mitigate the impact of changing interest rates associated with its floating-rate borrowings.  At June 30, 2011, the Company had outstanding derivative instruments with a notional principal amount aggregating $107.3 million, or 31.9%, of loans outstanding.  All of the Company’s derivative instruments are over-the-counter instruments; however, the Company does not enter into such agreements for trading purposes.  The fair value is based on the quoted market price for a similar liability or determined using inputs that are representative of readily observable market data, are actively quoted, and can be validated through external sources.   The Company does not obtain collateral or other security from counterparties to the financial instruments; however, it enters into agreements only with established banking institutions.  The notional, or contractual, amount of the Company’s derivative financial instruments is used to measure the amount of interest to be paid or received and does not represent an actual liability.

For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative, representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.

FASB ASC Topic 820 - Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1 –	Quoted prices in active markets for identical instruments
Level 2 –	Quoted prices for similar instruments in active markets, as well as quoted prices for identical or similar instruments in markets that are not considered active
Level 3 –	Unobservable inputs developed by the Company using cash flow modeling inputs and assumptions reflective of those that would be utilized by a market participant

Quantitative disclosures about the fair value of the Company’s derivative hedging instruments are as follows (in thousands):

		Fair Value Measurement at June 30, 2011
Description	June 30, 2011	Level 1	Level 2	Level 3
Interest rate contracts	$7,336	$	$7,336	$

		Fair Value Measurement at December 31, 2010
Description	December 31, 2010	Level 1	Level 2	Level 3
Interest rate contracts	$8,444	$	$8,444	$

A summary of the fair value of the Company’s derivative instruments included in the consolidated balance sheets, their impact on the consolidated statements of operations and comprehensive income is as follows (in thousands):

	Liability Derivatives
		June 30, 2011		December 31, 2010
Description	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other liabilities	$58,256	$3,594	$63,472	$4,069

Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other liabilities	49,000	3,742	68,000	4,375

		$107,256	$7,336	$131,472	$8,444

		Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Cash Flow Hedging Instruments	Income Statement Account Gains/Losses Charged	Amount Income (Expense) Recognized in Income	Amount Income (Expense) Recognized in OCI	Amount Income (Expense) Recognized in Income	Amount Income (Expense) Recognized in OCI
Derivatives Designated As Hedging Instruments
Interest Rate Contracts	Interest Expense	$(1,477)	$10	$(1,477)	$475

Derivatives Not Designated As Hedging Instruments
Interest Rate Contracts	Interest Expense	(1,107)	(454)	(1,276)	1,054
		$(2,584)	$(444)	$(2,753)	$1,529

		Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Cash Flow Hedging Instruments	Income Statement Account Gains/Losses Charged	Amount Income (Expense) Recognized in Income	Amount Income (Expense) Recognized in OCI	Amount Income (Expense) Recognized in Income	Amount Income (Expense) Recognized in OCI

Derivatives Not Designated As Hedging Instruments

Interest Rate Contracts	Interest Expense	$(826)	$(1,989)	$(895)	$(2,379)
		$(826)	$(1,989)	$(895)	$(2,379)

Interest rate contracts have fixed interest rates ranging from 2.92% to 5.24%, with a weighted average rate of 4.1%.  Interest rate contracts having a notional amount of $37.3 million and $61.5 million at June 30, 2011 and December 31, 2010, respectively, decrease as principal payments on the respective debt are made.

In June 2010, the Company paid $3.0 million to modify one and terminate two interest rate contracts.  The modified contract, which had been designated a hedging instrument, was modified to change the expiration date from June 2019 to June 2014.  The modification resulted in it no longer being probable that the hedging instrument would effectively hedge future cash flows and, accordingly, the hedging instrument was dedesignated.  The first terminated contract, for a notional amount of $20.0 million that was callable at the bank’s option at any time during the life of the contract, was to commence on December 29, 2014 and continue through December 29, 2019.  The Company entered into the second of the terminated interest rate contracts, a receiver swap option, which gave the Company the right, but not the obligation to enter into a subsequent interest rate contract if the bank called the initial contract.  The charge to other comprehensive income for these three contracts of $5.9 million was frozen and will be reclassified into earnings quarterly through June 2019.  The Company did not designate the interest rate contract having the new expiration date as a hedging instrument, therefore, changes to the fair value of this contract are included as a component of interest expense in the consolidated statement of operations.

The January 2011 restructuring of the credit facilities added a LIBOR floor of 1.5% to two credit facilities.  Due to these modifications, hedge accounting was discontinued for one of the hedging relationships at December 31, 2010, as the hedge is no longer expected to be highly effective.  For this hedging relationship, amounts that have been accumulated in other comprehensive income were frozen and will be reclassified into earnings quarterly through December 2011.  A second hedging instrument is expected to continue to be effective; however, the LIBOR floor is expected to cause some hedge ineffectiveness.  The ineffective portion of this hedging instrument will be included as a component of interest expense in the consolidated statement of operations.  At June 30, 2011, $1.7 million of interest expense recognized in other comprehensive income is expected to be reclassified into interest expense over the next 12 months.

Note 10— Stockholders’ Equity

Series A and Series B Preference Shares
As a condition to restructuring the Company’s credit facilities in January 2011, its lenders required three significant shareholders (who are also key members of management, herein after “Management Shareholders”) to agree to provide up to $10.0 million of new equity in the form of preference shares.  On January 28, 2011, in partial satisfaction of this requirement, these Management Shareholders purchased 30,000 Series B Preference Shares directly from the Company in a private placement at a purchase price of $100 per share for aggregate consideration of $3.0 million.  Each Series B Preference Share is initially convertible into 25 Class A ordinary shares, subject to adjustments to reflect semiannual increases in liquidation value, as well as stock splits and reclassifications.  Liquidation value applicable to each Series B Preference Share will increase at a rate of 6.0% per annum, compounded semiannually on June 30 and December 31 of each year through December 31, 2014.  No cash dividends will accrue on the Series B Preference Shares through December 31, 2014; however, beginning January 1, 2015, cash dividends will accrue at a rate of 6.0% of the liquidation value, payable semiannually in arrears.  In the event that dividends are not paid, they would accumulate as unpaid dividends and, in the event of insolvency, would be added to the liquidation preference.  Subject to the availability of distributable reserves, the Company may, at its option, redeem the Series B Preference Shares, in whole or in part, on or after December 31, 2014 at a redemption price equal to the then applicable liquidation preference, plus accrued and unpaid dividends.

In May 2011, the Company conducted a rights offering, which entitled holders of the Company’s Class A and Class B ordinary shares to one non-transferable subscription right to purchase the Company’s Series A Preference Shares for each ordinary share held on the record date for the rights offering.  As an integral component of the rights offering, the Management Shareholders were to act as standby purchasers and purchase up to 70,000 Series A Preference Shares.  The Series A Preference Shares are identical to the Series B Preference Shares described above, except that the Series A Preference Shares are convertible only into Series A ordinary shares at an initial conversion rate of 50 Class A ordinary shares per Series A Preference Share and the Series B Preference Shares are convertible only into Class B ordinary shares at an initial conversion rate of 25 Class B ordinary shares per Series B Preference Share.

On May 31, 2011, the Company concluded the rights offering and, upon exercise of 826,000 subscription rights, issued 8,260 Series A Preference Shares for aggregate consideration of $0.8 million.  In addition, the Management Shareholders purchased 70,000 Series A Preference Shares for aggregate consideration of $7.0 million.

Class A and Class B Ordinary Shares
The Company has two classes of ordinary shares that are issued and outstanding: (i) Class A ordinary shares, which are listed on the NASDAQ Global Select Market under the symbol "TBSI", and (ii) Class B ordinary shares.  The Class A ordinary shares and Class B ordinary shares have identical rights to dividends, surplus and assets on liquidation; however, the holders of Class A ordinary shares are entitled to one vote on all matters submitted to a vote of holders of ordinary shares, while holders of Class B ordinary shares are entitled to one-half of one vote.

The holders of Class A ordinary shares can convert their shares into Class B ordinary shares, and the holders of Class B ordinary shares can convert their shares into Class A ordinary shares at any time on a 1:1 basis.  Further, the Class B ordinary shares will automatically convert into Class A ordinary shares upon their transfer to any person other than another holder of Class B ordinary shares, in each case as long as the conversion will not cause the Company to become a controlled foreign corporation, as defined in the Internal Revenue Code of 1986, as amended ("Code"), or the Class A ordinary shares cease to be regularly traded on an established securities market for purposes of Section 883 of the Code.  On January 21, 2011, certain holders of Class B ordinary shares converted 1,456,156 Class B ordinary shares into 1,456,156 Class A ordinary shares.

Warrants
At June 30, 2011 and December 31, 2010, warrants were outstanding for the purchase of 151,734 and 108,525, respectively, Class A ordinary shares and 228,140 and 241,065, respectively, Class B ordinary shares.  Such warrants are being held by parties not affiliated with existing shareholders.  The warrants are exercisable until February 8, 2015, at a price of $0.01 per share.   The warrant agreement includes an anti-dilution provision that adjusts the number of shares issuable upon exercise of the warrants whenever the Company issues additional ordinary shares or other forms of equity.

Treasury Stock
The Company's Equity Incentive Plan permits stock grant recipients to elect a net settlement.  Under the terms of a net settlement, the Company retains a specified number of shares to cover the recipients’ estimated statutory minimum tax liability.  Such retained shares are retained by the Company as treasury stock.  During the six months ended June 30, 2011, 114,876 Class A ordinary shares having a cost of $0.2 million were acquired to cover employees’ estimated payroll tax liabilities.  At June 30, 2011, there were 248,440 shares of treasury stock held by the Company at a cost of $1.4 million.

Note 11 -- Comprehensive Loss

The components of comprehensive loss consist of the following (in thousands):

	Three Months Ended June 30,
	2011	2010
Net loss attributable to TBS International plc	$(14,441)	$(9,677)
Foreign currency translation adjustments	(307)
Change in unrealized gain on cash flow hedges	(444)	(1,989)
Comprehensive loss	$(15,192)	$(11,666)

	Six Months Ended June 30,
	2011	2010
Net loss attributable to TBS International plc	$(31,108)	$(17,520)
Foreign currency translation adjustments	(498)	(95)
Change in unrealized gain on cash flow hedges	1,529	(2,379)
Comprehensive loss	$(30,077)	$(19,994)

Note 12 — Earnings Per Ordinary Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share data):

	Three Months Ended June 30,
	2011	2010
Numerator:
Net loss attributed to TBS International plc	$(14,441)	$(9,677)
Preference share liquidation preference	(71)
Net loss attributable to ordinary shares	$(14,512)	$(9,677)

Denominator:
Weighted average ordinary shares outstanding — basic and diluted	30,451,341	29,973,420

Net loss per ordinary share -- basic and diluted	$(0.48)	$(0.32)

	Six Months Ended June 30,
	2011	2010
Numerator:
Net loss attributed to TBS International plc	$(31,108)	$(17,520)
Preference share liquidation preference	(71)
Net loss attributable to ordinary shares	$(31,179)	$(17,520)

Denominator:
Weighted average ordinary shares outstanding — basic and diluted	30,433,962	29,930,634

Net loss per ordinary share -- basic and diluted	$(1.02)	$(0.59)

As outlined in sections of FASB ASC Topic 260 – Earnings per Share, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities that should be included in the two-class method of computing earnings per share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings (loss) per share for ordinary stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our non-vested stock, consisting of time-vesting restricted shares, are considered participating securities because the share-based awards contain a non-forfeitable right to receive dividends irrespective of whether the awards ultimately vest.

The Company had 78,260 Series A Preference Shares and 30,000 Series B Preference Shares outstanding at June 30, 2011.  Such shares are convertible into ordinary shares at any time at the option of the holder and, hence, are considered ordinary share equivalents for the purpose of computing dilutive earnings per share.  The preference shares are convertible into 4,286,000 ordinary shares at June 30, 2011; however, they have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

In addition, at June 30, 2011 and 2010, there were outstanding exercisable warrants to purchase 151,734 and 108,525, respectively, Class A ordinary shares and 228,140 and 241,065, respectively, Class B ordinary shares.  The warrants are issuable for nominal consideration upon exercise, which would have caused the warrants to be treated as outstanding for purposes of computing basic earnings per share.  However, for the periods ended June 30, 2011 and 2010, the warrants have been excluded from the computation of basic and diluted earnings per share because their inclusion would be anti-dilutive.

Note 13 — Contingencies

The Company is periodically a defendant in cases involving personal injury and other matters and claims that arise in the normal course of business.  The Company reviews outstanding claims and proceedings internally and with external counsel as necessary to assess probability and amount of potential loss.  These assessments are re-evaluated at each reporting period as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted.  The actual cost of resolving a claim may be substantially different than the amount of any recorded reserve.  In addition, because it is not permissible under GAAP to establish a litigation reserve until the loss is both probable and estimable, in some cases there may be insufficient time to establish a reserve prior to the actual incurrence of the loss, such as in the case of a quickly negotiated settlement or a verdict and judgment at trial.  While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not have a material adverse effect on its business or its consolidated financial position, results of operations or cash flows.

The Company, through its consolidated Brazilian joint venture, charters-in three Brazilian flagged vessels under a bareboat charter expiring in February 2013.  These vessels are chartered in at a hire rate of 5,000 Brazilian Reais per vessel per day from our joint venture partner.  The Company believes that the joint venture partner was responsible for costs incurred in 2010 to make the vessels seaworthy, including charter in and other vessel expenses while the vessels were under repair. These costs, which total approximately $4.0 million, were paid by the joint venture partner, who is asserting that the costs are the responsibility of the joint venture and that they should be fully reimbursed for all amounts paid.  Management believes that the joint venture partner is responsible for these costs, hence the consolidated financial statements do not reflect the $4.0 million of costs paid by the joint venture partner, consisting of approximately $2.0 million in leasehold improvements and $2.0 million in vessel operating expenses.

Note 14 — Business Segments

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

The Company transports cargo throughout the world.  Voyage revenue was generated in the following geographic areas based on the loading port location. Time charter revenue cannot be allocated to geographic region as the Company does not control the itinerary of the vessel.

Voyage revenue generated by country consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2011	2010	2011	2010
Brazil	$7,921	$14,181	$20,690	$30,154
United Arab Emirates	12,608	8,808	23,331	16,978
Japan	10,888	11,785	20,781	25,178
Chile	5,806	7,064	14,913	14,244
USA	10,234	5,535	16,105	13,549
Peru	3,593	5,186	8,380	9,694
China	3,285	8,766	5,442	13,753
Venezuela	1,499	825	2,910	1,532
Korea	2,020	1,934	3,389	5,277
Argentina	2,565	1,320	3,046	1,310
Others	15,438	5,236	26,328	13,329
	$75,857	$70,640	$145,315	$144,998

For the three and six months ended June 30, 2011, no customer accounted for 10% or more of voyage and time charter revenue while for the three and six months ended June 30, 2010, one customer accounted for more than 10% of time charter revenue.  No customer accounted for 10% or more of charter hire receivables at either June 30, 2011 or December 31, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2010.  This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), including, without limitation, information within Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The following cautionary statements are being made pursuant to the provisions of the PSLRA and with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA.  Although these statements reflect current expectations of our management and are based on management's beliefs and reasonable assumptions, actual results may differ materially from those in the forward-looking statements.

Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.  Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements included in this Quarterly Report on Form 10-Q or that may be made elsewhere from time to time by, or on behalf of, the Company.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Forward-looking statements include all statements that are not historical facts and can generally be identified by the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "future," "intends," "plans," "targets," "projects," "sees," "seeks," "will be," “will continue,” "should," "likely," or similar expressions and phrases.  Forward-looking statements may include, among other things, information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, and the effects of future regulation and competition.

Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed, implied or projected.  For more information, see “Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.  In addition, our expectations and beliefs concerning future events involve risks and uncertainties, including but not limited to those set forth below:

•	The effects of severe and rapid declines in industry conditions that have required the Company to restructure its outstanding indebtedness,

•	The Company's ability to manage and repay its substantial indebtedness,

•	The Company's ability to maintain financial ratios and comply with the financial covenants in its credit facilities,

•	The Company’s ability to continue to operate as a going concern,

•	The Company's ability to effectively operate its business and manage its growth while complying with operating covenants in its credit facilities,

•	The Company's ability to generate the significant amounts of cash necessary to service its debt obligations,

•	Very high volatility in the Company's revenues and costs, including volatility caused by increasing oil prices,

•	Excess supplies of dry bulk vessels in all classes and the resulting heavy pressure on freight rates,

•	Adverse weather conditions that may significantly decrease the volume of many dry bulk cargoes,

•	The stability and continued growth of the Asian and Latin American economies and rising inflation in China,

•	The Company's vessels exceeding their economic useful lives and the risk associated with operating older vessels,

•	The Company's ability to grow its vessel fleet and effectively manage its growth,

•	Impairments of the Company's long-lived assets,

•	Compliance with both new and existing environmental laws and regulations, and

•	Other factors listed from time to time in our filings with the Securities and Exchange Commission.

Overview
TBS International plc, a holding company, operates through the following principal subsidiaries:

•	Westbrook, whose vessel-owning subsidiaries charter our vessels under pool arrangements to be operated by another subsidiary, TBS Worldwide and its subsidiaries,

•	TBS Shipping Services, which provides commercial management and administrative services to other subsidiaries,

•	Roymar Ship Management, which provides ship management services to our vessel owning subsidiaries,

•	TBSI New Ship Development Corp., which manages our ship building program,

•	Transworld Cargo Carriers, which manages the chartering-in of vessels, and

•	TBS Do Sul, which holds interests in our 70% owned Brazilian joint-venture, Log.Star Navegação S.A., Log-Star.

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

Over the past 18 years, we have developed our business model around key trade routes between Latin America and Japan, South Korea and China, as well as ports in North America, Africa, the Caribbean, and the Middle East.  We differentiate ourselves from our competitors by offering our Five Star Service which includes: (i) ocean transportation, (ii) projects, (iii) operations, (iv) port services, and (v) strategic planning.

In order to serve those ports and trade routes not efficiently served by container and large dry bulk vessel operators, we operate regularly scheduled voyages using our fleet of multipurpose tweendeckers and handysize/handymax dry bulk carriers.  Tweendeck vessels are differentiated by their retractable decks that can create separate holds, facilitating the transportation of non-containerized cargoes.  At June 30, 2011, our controlled fleet totaled 52 vessels, including 50 ships that we own and two that we charter-in with an option to purchase.  In March 2007, we entered into a contract for the purchase of six multipurpose vessels with retractable tweendecks.  The first of these vessels was delivered in 2009; two each were delivered during 2010 and the first quarter of 2011, while the final vessel was delivered in May 2011.

As part of our comprehensive transportation service offering, we provide portside operations, related support services and solutions for challenging cargoes.  In order to provide these services, we employed a professional staff of approximately 150 at June 30, 2011, with extensive experience and diverse backgrounds.  In addition, our affiliate, TBS Commercial Group Ltd. has fully staffed agencies and representative offices on five continents, with local teams of commercial agents and port captains who meet regularly with customers to tailor solutions to their shipping needs. We believe this full-service approach to shipping provides a superior level of service that has resulted in the development of long-term relationships with our customers.

We have developed our long-term relationships with established and well-respected industrial shippers in diverse markets, including mining, steel manufacturing, trading, heavy industry, industrial equipment and construction and have a strong position in various trade lanes in the Far East, South America, North America, the Caribbean, the Middle East and Africa.  We operate our services globally in more than 20 countries to over 300 customers through a network of affiliated service companies.  Many of our customer relationships have been in place for nearly 20 years; our service offerings being utilized as an integral part of their supply chain.  We believe our business model allows us to respond rapidly to our customers’ changing demands and short delivery windows, thereby increasing the value of the services we provide to them.

Drydocking
Vessels must be drydocked twice during a five-year cycle. Our controlled fleet of 52 vessels at June 30, 2011, would require approximately 98 drydockings over five years for an average of 20 vessels per year.  The first drydocking of a newly constructed vessel, which would be a special survey of the vessel, is typically done five years after delivery of the vessel from the shipyard.

Our quarterly schedule of vessels drydocked and anticipated to be drydocked during 2011, including actual and estimated number of drydock days and metric tons of steel renewal, is as follows:

	Number of vessels in drydock from previous quarter	Number of vessels entering drydock during quarter	Number of drydock days during quarter	Approximate metric tons (MT) of steel installed
Actual
First Quarter 2011	1	4	187 days	328 MT*
Second Quarter 2011	2	3	83 days	169 MT*
Estimated
Third Quarter 2011	2	4	175 days	555 MT
Fourth Quarter 2011	0	5	128 days	470 MT
		16	573 days	1,522 MT

*Total MT’s of steel are not finalized until subsequent quarter.  Steel quantity for the first quarter of 2011 reflects the final steel required.

We estimate vessel drydockings that require less than 100 metric tons of steel renewal will take from 20 to 30 days and vessel drydockings that require 100 to 500 metric tons of steel renewal will take from 30 to 70 days. We capitalize vessel improvements, including steel renewal and reinforcement, in connection with the first drydocking after we acquire a vessel.

New Ship Building Program
Our current business strategy includes growing our fleet through newbuildings of multipurpose tweendeckers and chartering-in vessels as needed.  While we remain committed to expanding our fleet, pending a significant change in global economic conditions, we temporarily suspended any further acquisitions of secondhand vessels.

We have completed delivery of our six newbuildings.  During 2011, three of those vessels, the Omaha Belle, Comanche Maiden and the Maya Princess were delivered in January, February and May, respectively.  These 34,000 deadweight tons (“dwt”) vessels are a larger vessel class and their addition to our fleet is a significant milestone in the implementation of our business plan to modernize and expand our fleet.

Results of Operations
Our results of operations are largely driven by the following factors:

•	Macroeconomic conditions in the geographic regions in which we operate;

•	General economic conditions in the industries in which our customers operate;

•	Availability of liquidity and credit to fund our suppliers’ and customers’ businesses;

•
Changes in our freight and sub-time charter rates - rates we charge for vessels we charter out - and, in periods when our voyage and vessel expenses increase, our ability to raise our rates and pass along such cost increases to our customers;

•	Extent to which we are able to efficiently utilize our controlled fleet and optimize its capacity; and

•	Extent to which we can control our fixed and variable costs, including those for port charges, stevedore and other cargo-related expenses, fuel, and commission expenses.

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

The following table presents the principal components of the Company’s revenue (in thousands):
	Three Months Ended June 30,
	2011		2010		Increase (Decrease)
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	Amount	%
Voyage revenue	$75,857	78.1	$70,640	63.5	$5,217	7.4
Time charter revenue	20,624	21.2	37,658	33.9	(17,034)	(45.2)
Logistics revenue	344	0.4	2,931	2.6	(2,587)	(88.3)
Other revenue	309	0.3	11		298	2,709.1
Revenues	$97,134	100.0	$111,240	100.0	$(14,106)	(12.7)

Voyage Revenues
Voyage revenues represent earnings from those vessels that we operate and consist of freight charges paid for the transport of customers’ cargo.  We recognize voyage revenues ratably over the length of the voyage.  The key factors driving voyage revenue are the number of vessels in the fleet, freight voyage days, revenue tons carried and freight rates.  Freight rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.

To provide a more complete analysis of our operations, selected key metrics, including voyage days, revenue tons "RT" and average freight rates are shown for all cargoes and separately, for each of non aggregate cargoes and aggregate cargoes.  Aggregate cargoes are high-volume, low freighted cargo consisting principally of construction materials such as crushed stone. While average freight rates on aggregate bulk cargoes are lower than average freight rates on other types of cargoes, voyage costs are also lower resulting in comparable daily time charter equivalent rates. The table below shows key metrics related to voyage revenue:

	Three Months Ended June 30,
	2011	2010	Increase (Decrease)
Voyage Revenue (in thousands)	$75,857	$70,640	$5,217	7.4%
Number of vessels (1)	32	28	4	14.3%
Days available for hire (2)	3,032 days	2,573 days	459 days	17.8%
Freight voyage days (3)	2,890 days	2,556 days	334 days	13.1%
Revenue tons carried (thousands) (4)
For all cargoes	3,048 RT	2,374 RT	674 RT	28.4%
Other than aggregate cargoes	1,311 RT	1,098 RT	213 RT	19.4%
Aggregate cargoes	1,737 RT	1,276 RT	461 RT	36.1%
Freight Rates (5)
For all cargoes	$24.89	$29.76	$(4.87)	(16.4)%
Other than aggregate cargoes	$48.88	$56.46	$(7.58)	(13.4)%
Aggregate cargoes	$6.78	$6.77	$0.01	0.1%
Daily time charter equivalent rates (6)	$11,156	$14,463	$(3,307)	(22.9)%

Notes
(1)	Weighted average number of vessels in the fleet, excluding chartered out vessels.
(2)	Number of days that our vessels were available for hire, excluding chartered out vessels.
(3)	Number of days that our vessels were earning revenue, excluding chartered out vessels.
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

Voyage revenues for the three months ended June 30, 2011 were $75.9 million, an increase of $5.2 million, or 7.4%, versus 2010.  Revenue tons carried increased 674,000 RT, or 28.4%, to 3,048,000 RT for the three months ended June 30, 2011, as compared to 2,374,000 RT in 2010.

Aggregates carried for the three months ended June 30, 2011 increased by 461,000 RT as compared to 2010, due to an increase in the number of voyages in 2011.  The increase in non-aggregate revenue tons carried of 213,000 RT was led primarily by higher bulk cargo and fertilizers.

Overall average freight rates for all cargoes decreased $4.87 per ton, or 16.4%, to $24.89 per ton for the three months ended June 30, 2011, as compared to $29.76 per ton in 2010.  Average freight rates for aggregate cargoes increased $0.01 per ton, or 0.1%, to $6.78 per ton for the three months ended June 30, 2011, as compared to $6.77 per ton in 2010.  Average freight rates for other than aggregate cargoes decreased $7.58 per ton, or 13.4%, to $48.88 per ton for the three months ended June 30, 2011, as compared to $56.46 per ton in 2010.  During the three months ended June 30, 2011, we saw a weakening of freight rates for steel products, agricultural products and concentrate cargoes.

The following table shows revenues attributed to our principal cargoes (in thousands):

	Three Months Ended
	June 30, 2011		June 30, 2010		Increase (Decrease)
Description	Amount	As a % of Total Voyage Revenue	Amount	As a % of Total Voyage Revenue	Amount	%
Steel products	$23,880	31.5	$26,100	36.9	$(2,220)	(8.5)
Metal concentrates	5,262	6.9	9,679	13.7	(4,417)	(45.6)
Aggregates	11,769	15.5	8,643	12.2	3,126	36.2
Other bulk cargo	14,423	19.0	8,795	12.5	5,628	64.0
Agricultural products	7,832	10.3	8,547	12.1	(715)	(8.4)
Fertilizers	4,096	5.4	985	1.4	3,111	315.8
Project cargo	3,214	4.2	961	1.4	2,253	234.4
Rolling stock	1,543	2.0	952	1.3	591	62.1
General cargo	2,646	3.5	4,559	6.5	(1,913)	(42.0)
Automotive products	691	0.9	830	1.2	(139)	(16.7)
Other	501	0.8	589	0.8	(88)	(14.9)
Voyage Revenues	$75,857	100.0	$70,640	100.0	$5,217	7.4

For the three months ended June 30, 2011 and 2010 we had contracts of affreightment, expiring through late 2013, under which we carried approximately 1,400,000 RT and 494,000 RT, respectively.  Such contracts generated $13.8 million and $7.1 million for each of the three months ended June 30, 2011 and 2010, respectively.

Time Charter Revenue
Time charter revenues represent earnings from those vessels that we have charted out to third parties.  Revenue from time charters in progress is calculated using the daily charter hire rate, net of daily expenses, multiplied by the number of voyage days on-hire through period end.  The key factors driving time charter revenue are the number of days vessels are chartered out and the daily charter hire rates.

The key metrics related to time charter revenue are as follows:

	Three Months Ended June 30,
	2011	2010	Increase (Decrease)
Time Charter Revenue (in thousands)	$20,624	$37,658	$(17,034)	(45.2)%
Number of vessels (1)	19	20	(1)	(5.0)%
Time Charter days (2)	1,691 days	1,838 days	(147) days	(8.0)%
Daily charter hire rates (3)	$12,196	$20,489	$(8,293)	(40.5)%
Daily time charter equivalent rates (4)	$11,721	$18,532	$(6,811)	(36.8)%

Notes
(1)	Weighted average number of vessels chartered out.
(2)	Number of days the vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Daily Time Charter Equivalent or "TCE" rates for vessels that are time chartered out are defined as time charter revenue during the period reduced principally by commissions and certain voyage costs (for which we are responsible under some time charters) divided by the number of available time charter days during the period. Voyage costs incurred under some time charters were $0.1 million and $1.8 million for the three months ended June 30, 2011 and 2010, respectively.  Voyage costs in 2010 relate to port costs incurred in connection with the time charter out of vessels in the Brazilian coastal trade.   No deduction is made for vessel or general and administrative expenses.  Commissions for vessels that were time chartered out for the three months ended June 30, 2011 and 2010 were $0.7 million and $1.6 million, respectively.

Time charter revenues for the three months ended June 30, 2011 were $20.6 million, a decrease of $17.0 million, or 45.2%, versus 2010.  Such decrease in time charter revenue was primarily due to lower average charter hire rates, which decreased $8,293 per day, or 40.5%, to $12,196 for the three months ended June 30, 2011 from $20,489 in 2010.  Charter hire rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. Decreases in the average charter hire rate per day are reflective of the continued over supply of freight vessels and weakness of the worldwide economy.

Logistics Revenue
Logistic revenues represent revenues earned for both ocean and in-land transportation.  Logistics revenues for the three months ended June 30, 2011 were $0.3 million, a decrease of $2.6 million, versus 2010.  Such decrease resulted from the closure of our Texas Logistics office because of low demand; however, logistics movements continue to be made through other offices to meet customer expectations and requirements.

Operating Expenses
The principal components of operating expenses are as follows (in thousands):

	Three Months Ended June 30,
	2011		2010		Increase (Decrease)
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	Amount	%
Voyage expense	$42,609	43.9	$37,268	33.5	$5,341	14.3
Logistics	203	0.2	1,748	1.6	(1,545)	(88.4)
Vessel expense	31,447	32.4	31,668	28.5	(221)	(0.7)
Depreciation and amortization	20,153	20.7	25,733	23.1	(5,580)	(21.7)
General and administrative	10,367	10.7	14,030	12.6	(3,663)	(26.1)
Net loss on vessel held for sale			5,154	4.6	(5,154)	(100.0)
Operating Expenses	$104,779	107.9	$115,601	103.9	$(10,822)	(9.4)

Voyage Expenses
Voyage expenses represent costs attributable to specific voyages and consist primarily of fuel, commissions, port call costs, stevedoring and lashing materials.  We recognize voyage expenses as incurred; however, when a loss is forecast for a voyage, the full amount of the anticipated loss is recognized in the period in which that determination is made. Significant determinants of voyage expense include the cost of crude oil, number of voyage days, and the cost structure of those ports called upon.

The principal components of voyage expense were as follows (in thousands):

	Three Months Ended June 30,
	2011			2010			Increase (Decrease)
	Amount	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	Amount	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	Amount	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue
Fuel expense	$23,008	54.0	23.8	$16,818	45.1	15.5	$6,190	36.8	8.3
Commission expense	4,236	9.9	4.4	6,077	16.3	5.6	(1,841)	(30.3)	(1.2)
Port call expense	8,782	20.6	9.1	6,897	18.5	6.4	1,885	27.3	2.7
Stevedore and other
cargo-related expense	4,048	9.5	4.2	3,355	9.0	3.1	693	20.7	1.1
Miscellaneous voyage
expense	2,535	6.0	2.6	4,121	11.1	3.8	(1,586)	(38.5)	(1.2)
Voyage Expenses	$42,609	100.0	44.1	$37,268	100.0	34.4	$5,341	14.3	9.7

Voyage expenses for the three months ended June 30, 2011 were $42.6 million, an increase of $5.3 million, or 14.3%, versus 2010.  Such increase was due principally to an increase in fuel expense, port call expenses, and miscellaneous voyage expense, partially offset by a decrease in commission and miscellaneous expense.

Fuel expenses for the three months ended June 30, 2011 were $23.0 million, an increase of $6.2 million, or 36.8%, versus 2010. Such increase was due primarily to an increase in the average price per metric ton "MT", and consumption. For the three months ended June 30, 2011, the average price per MT increased $173, or 33%, to $696 per MT from $523 per MT in 2010.  Fuel consumption increased 904 MT, or 3%, to 33,045 MT for the three months ended June 30, 2011 from 32,141 MT in 2010, primarily due to an increase in daily average fuel consumption per vessel.  Average fuel cost per freight voyage day was $7,961 for the three months ended June 30, 2011 versus $6,169 in 2010.

Commissions decreased $1.8 million, or 30.3%, for the three months ended June 30, 2011 as compared to 2010 as a result of changes in the voyage mix, a reduction in the commission rates paid to our affiliates during 2011, as well as a reduction of commissions associated with the $17.0 million reduction in time charter revenue.  Commissions and port agency fees include amounts paid to TBS Commercial Group Ltd. ("TBS Commercial Group") and Beacon Holdings Ltd. ("Beacon"), companies that are owned by our principal shareholders.  Such amounts paid to TBS Commercial Group and Beacon are fixed under agreements, and any new management agreements or amendments to such agreements are subject to approval by the Compensation Committee of TBSI’s board of directors.  During the three months ended June 30, 2011 and 2010, we incurred commissions of $1.3 million $2.8 million, respectively, to these entities.

Port call expenses for the three months ended June 30, 2011 were $8.8 million, an increase $1.9 million, or 27.3% versus 2010.  Port call expenses vary from period to period depending on the number of port calls, port days and cost structure of the ports called upon.  Average cost per port call increased to $29,080 for the three months ended June 30, 2011 from $24,544 in 2010 as a result of the initiation of new service offerings into new markets and the expansion of our existing service offerings.  The total port calls increased to 302 for the three months ended June 30, 2011 compared to 281 port calls in 2010.

Stevedore expenses for the three months ended June 30, 2011 were $4.1 million, an increase of $0.7, or 20.7%, versus 2010 due primarily to the Log-Star joint venture. The Log-Star joint venture carried 18,711 RT for the period ended June 30, 2011; however, during 2010 its revenues were earned from time charters which do not incur such costs.

Miscellaneous voyage expenses decreased primarily due to a decrease in port captain expenses which was partially offset by an increase in canal dues.

Vessel Expenses
Vessel expenses are the costs we incur to own/control and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, crew costs, stores, lube oil, repairs and maintenance, registration taxes and fees, insurance, and communication expenses for vessels we own or control.

The following table sets forth the basic components of vessel expense (in thousands):

	Three Months Ended June 30,
	2011		2010		Increase (Decrease)
	Amount	As a % of Vessel Expense	Amount	As a % of Vessel Expense	Amount	%
Owned vessel expense	$25,426	80.9	$28,764	90.8	$(3,338)	(11.6)
Chartered-in vessel expense	2,357	7.5	1,574	5.0	783	49.7
Controlled vessel expense	1,609	5.1	926	2.9	683	73.8
Space charter expense	2,055	6.5	404	1.3	1,651	408.7
Vessel expense	$31,447	100.0	$31,668	100.0	$(221)	(0.7)

Vessel expenses for the three months ended June 30, 2010 were $31.4 million, a decrease of $0.2 million, or 0.7%, versus 2010.

Owned vessel expense for the three months ended June 30, 2011 were $25.4 million, a decrease of $3.3 million, or 11.6%, versus 2010. Average operating expense day rates decreased principally due to cost cutting measures. The average operating expense day rate for the 52 non-Brazilian flagged vessels in the fleet of $4,874 per day for the three months ending June 30, 2011 compared to $5,831 per day in 2010.

Chartered vessel expense increased $0.8 million to $2.4 million for the three months ended June 30, 2011 from $1.6 million in 2010.  Such increase is due to an increase in the day rate for the period as compared to 2010, as well as an increase in chartered in days which increased 91 days to 121 days from 30 days in 2010.

Controlled vessel expense consists of charter-in costs for two vessels under separate charter agreements that contain purchase options.  We charter-in under bareboat charters the Laguna Belle and Seminole Princess, both of which were part of a sale/leaseback transaction that we entered into at the end of January 2007.  While daily charter rates are consistent from period to period, the $0.8 million increase in costs results from the recognition of losses during the quarter ended March 31, 2010 on several voyages that were initiated during that period and terminated during the quarter ended June 30, 2010.  When a loss is forecasted for a voyage, the full amount of the anticipated loss, including vessel expense, is recognized in the period in which the loss determination is made.

Space chartering, or the charter of less than an entire ship, expenses for the three months ended June 30, 2011 were $2.1 million versus $0.4 million for 2010.  In an effort to meet customer needs during the quarter, we chartered-in vessels for a total of 115 days at an average charter hire day rate of $17,870 per day and transported cargo under five space charters.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2011 was $20.1 million, a decrease of $5.6 million, or 21.7%, versus 2010.  Such decrease was due to lower vessel depreciable values resulting from a $201.7 million impairment charge recorded at December 31, 2010.  Our owned/controlled fleet increased to an average of 51 vessels for the three months ended June 30, 2011, from an average of 49 vessels in 2010.

General and Administrative Expenses
General and administrative expenses were $10.4 million for the three months ended June 30, 2011, a decrease of $3.7 million, or 26.1%, versus 2010.  Such decrease was due principally to lower compensation costs.  Compensation costs for the three months ended June 30, 2010 included stock based compensation costs of $3.3 million for shares awarded as a noncash bonus to employees.  No similar share grant was made in 2011.

Interest Expense
Interest expenses for the three months ended June 30, 2011 were $7.7 million, an increase of $1.5 million, or 24.7%, versus 2010. Such increase was due to the inclusion of interest on borrowings related to three new ships that was previously capitalized while the ships were under construction.  Our average effective interest rate, including the amortization of financing costs and swap related interest costs, increased to approximately 9.4% for the three months ended June 30, 2011, as compared to approximately 8.9% in 2010.  Average bank margins were approximately 5.0% for the three months ended June 30, 2011, as compared to approximately 4.9% in 2010.

Net Loss Attributable to Noncontrolling Interest
In January 2010, the Company entered into a joint-venture agreement to form Log.Star Navegação S.A., ("Log-Star").  The Company acquired a 70% economic interest in Log-Star while Log-In Logística Intermodal S.A. (“Logistica”), an unrelated corporation, purchased a 30% noncontrolling interest.  Log-Star is engaged in the transport of cargo in the Brazilian coastal cabotage trade, as well as in the Amazon River and commenced operations in April 2010.  The net loss attributable to the noncontrolling interest of $0.7 million represents Logistica’s proportionate share of the venture’s net loss for the three months ended June 30, 2011.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

The following table presents the principal components of the Company’s revenue (in thousands):

	Six Months Ended June 30,
	2011		2010		Increase (Decrease)
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	Amount	%
Voyage revenue	$145,315	77.7	$144,998	68.6	$317	0.2
Time charter revenue	39,795	21.3	60,561	28.7	(20,766)	(34.3)
Logistics revenue	558	0.3	5,583	2.6	(5,025)	(90.0)
Other revenue	1,293	0.7	167	0.1	1,126	674.3
Revenues	$186,961	100.0	$211,309	100.0	$(24,348)	(11.5)

Voyage Revenues
Selected key metrics, including voyage days, revenue tons "RT" and average freight rates are shown for all cargoes and separately, for each of non aggregate cargoes and aggregate cargoes.  Aggregate cargoes are high-volume, low freighted cargo consisting principally of construction materials such as crushed stone. While average freight rates on aggregate bulk cargoes are lower than average freight rates on other types of cargoes, voyage costs are also lower resulting in comparable daily time charter equivalent rates.

The table below shows key metrics related to voyage revenue:

	Six Months Ended June 30,
	2011	2010	Increase (Decrease)
Voyage Revenue (in thousands)	$145,315	$144,998	$317	0.2%
Number of vessels (1)	31	30	1	3.3%
Days available for hire (2)	5,831 days	5,429 days	402 days	7.4%
Freight voyage days (3)	5,649 days	5,360 days	289 days	5.4%
Revenue tons carried (in thousands) (4)
For all cargoes	5,884 RT	5,048 RT	836 RT	16.6%
Other than aggregate cargoes	2,500 RT	2,337 RT	163 RT	7.0%
Aggregate cargoes	3,384 RT	2,711 RT	673 RT	24.8%
Freight Rates (5)
For all cargoes	$24.70	$28.72	$(4.02)	(14.0)%
Other than aggregate cargoes	$49.30	$54.54	$(5.24)	(9.6)%
Aggregate cargoes	$6.52	$6.47	$0.05	0.7%
Daily time charter equivalent rates (6)	$11,155	$14,491	$(3,336)	(23.0)%

Notes
(1)	Weighted average number of vessels in the fleet, excluding chartered out vessels.
(2)	Number of days that our vessels were available for hire, excluding chartered out vessels.
(3)	Number of days that our vessels were earning revenue, excluding chartered out vessels.
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

Voyage revenues for the six months ended June 30, 2011 were $145.3 million, an increase of $0.3 million, or 0.2%, as compared to 2010.  Such increase was due primarily to an increase in revenue tons carried, partially offset by a decrease in freight rates.  Overall average freight rates for all cargoes decreased $4.02 per ton, or 14.0%, to $24.70 per ton for the six months ended June 30, 2011, as compared to $28.72 per ton in 2010.

Average freight rates for other than aggregate cargoes decreased $5.24 per ton, or 9.6%, to $49.30 per ton for the six months ended June 30, 2011, as compared to $54.54 per ton in 2010.  During the six months ended June 30, 2011 we saw a weakening of freight rates for fertilizers, steel products, bulk cargo, agricultural products and concentrate cargoes.  Revenue tons carried for agricultural products decreased sharply, primarily due to the expiration of a sugar contract of affreightment during the quarter ended December 31, 2010, which reduced revenue tons by 541,000.  Average freight rates for aggregate cargoes increased $0.05 per ton, or 0.7%, to $6.52 per ton for the six months ended June 30, 2011, as compared to $6.47 per ton in 2010.

Revenue tons carried increased 836,000, or 16.6%, to 5,884,000 RT for the six months ended June 30, 2011 from 5,048,000 RT in 2010. Aggregates carried for the six months ended June 30, 2011 increased by 673,000 RT as compared to 2010, due to an increase in the number of aggregate voyages in 2011. The increase in non-aggregate revenue tons carried of approximately 163,000 RT was led primarily by higher steel products and fertilizers.

The following table shows revenues attributed to our principal cargoes (in thousands):

	Six Months Ended June 30,
	2011		2010		Increase (Decrease)
Description	Amount	As a % of Total Voyage Revenue	Amount	As a % of Total Voyage Revenue	Amount	%
Steel products	$47,898	33.0	$46,844	32.3	$1,054	2.3
Metal concentrates	15,774	10.9	18,810	13.0	(3,036)	(16.1)
Aggregates	22,051	15.2	17,541	12.1	4,510	25.7
Other bulk cargo	22,255	15.3	17,715	12.2	4,540	25.6
Agricultural products	14,102	9.7	24,878	17.2	(10,776)	(43.3)
Fertilizers	7,226	5.0	2,964	2.0	4,262	143.8
Project cargo	6,022	4.1	4,383	3.0	1,639	37.4
Rolling stock	3,281	2.3	2,920	2.0	361	12.4
General cargo	4,083	2.8	5,872	4.0	(1,789)	(30.5)
Automotive products	1,630	1.1	2,053	1.4	(423)	(20.6)
Other	993	0.6	1,018	0.8	(25)	(2.5)
Voyage Revenues	$145,315	100.0	$144,998	100.0	$317	0.2

For the six months ended June 30, 2011 and 2010 we had contracts of affreightment, expiring through late 2013, under which we carried approximately 2,700,000 RT and 1,100,000 RT, respectively.  Such contracts generated $28.7 million and $16.4 million for each of the six months ended June 30, 2011 and 2010, respectively.

Time Charter Revenue
The key metrics related to time charter revenue are as follows:
	Six Months Ended June 30,
	2011	2010	Increase (Decrease)
Time Charter Revenue (in thousands)	$39,795	$60,561	$(20,766)	(34.3)%
Number of vessels (1)	18	18		0.0%
Time Charter days (2)	3,181 days	3,175 days	6 days	0.2%
Daily charter hire rates (3)	$12,510	$19,074	$(6,564)	(34.4)%
Daily time charter equivalent rates (4)	$11,875	$17,587	$(5,712)	(32.5)%

Notes
(1)	Weighted average number of vessels chartered out.
(2)	Number of days the vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Daily Time Charter Equivalent or "TCE" rates for vessels that are time chartered out are defined as time charter revenue during the period reduced principally by commissions and certain voyage costs (for which we are responsible under some time charters) divided by the number of available time charter days during the period. Voyage costs incurred under some time charters were $0.4 million and $1.8 million for the six months ended June 30, 2011 and 2010, respectively.  Voyage costs in 2010 relate to port costs incurred in connection with the time charter out of vessels in the Brazilian coastal trade.  No deduction is made for vessel or general and administrative expenses.  Commissions for vessels that were time chartered out for the six months ended June 30, 2011 and 2010 were $1.6 million and $2.7 million, respectively.

Time charter revenues for the six months ended June 30, 2011 were $39.8 million, a decrease of $20.8 million, or 34.3%, versus 2010.  Such decrease in time charter revenue was primarily due to lower average charter hire rates, which decreased $6,564 per day to $12,510 for the six months ended June 30, 2011 from $19,074 in 2010.  Charter hire rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. Decreases in the average charter hire rate per day are reflective of the continued over supply of freight vessels and weakness in the worldwide economy.

Logistics Revenue
Logistics revenues for the six months ended June 30, 2011 were $0.6 million, a decrease of $5.0 million, or 90.0%, versus 2010.  Such decrease resulted from the closure of our Texas Logistics office because of low demand; however, logistics movements continue to be made through other offices to meet customer expectations and requirements.

Operating Expenses
The principal components of operating expenses are as follows (in thousands):

	Six Months Ended June 30,
	2011		2010		Increase (Decrease)
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	Amount	%
Voyage expense	$81,076	43.4	$72,048	34.1	$9,028	12.5
Logistics	196	0.1	3,625	1.7	(3,429)	(94.6)
Vessel expense	63,131	33.8	59,439	28.1	3,692	6.2
Depreciation and amortization	39,436	21.1	51,230	24.2	(11,794)	(23.0)
General and administrative	20,083	10.7	26,403	12.5	(6,320)	(23.9)
Net loss on vessel held for sale			5,154	2.4	(5,154)	(100.0)
Operating Expenses	$203,922	109.1	$217,899	103.0	$(13,977)	(6.4)

Voyage Expenses
The principal components of voyage expense were as follows:

	Six Months Ended June 30
	2011			2010			Increase (Decrease)
	Amount	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	Amount	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	Amount	As a % of 2010 Expense	As a % of Voyage & Time Charter Revenue
Fuel expense	$42,132	52.0	22.8	$34,453	47.8	16.8	$7,679	22.3	6.0
Commission expense	9,044	11.2	4.9	11,319	15.7	5.5	(2,275)	(20.1)	(0.6)
Port call expense	16,536	20.4	8.9	13,400	18.6	6.5	3,136	23.4	2.4
Stevedore and other
cargo-related expense	7,158	8.8	3.9	6,340	8.8	3.1	818	12.9	0.8
Miscellaneous voyage
expense	6,206	7.6	3.4	6,536	9.1	3.2	(330)	(5.0)	0.2
Voyage Expense	$81,076	100.0	43.9	$72,048	100.0	35.1	$9,028	12.5	8.8

Voyage expenses for the six months ended June 30, 2011 were $81.1 million, an increase of $9.0 million, or 12.5%, versus 2010.  Such increase was due principally to an increase in fuel expense, port call expenses, and cargo expense, partially offset by a decrease in commission and miscellaneous expense.

Fuel expenses for the six months ended June 30, 2011 were $42.1 million, an increase of $7.7 million, or 22.3%, versus 2010. Such increase was due primarily to an increase in the average price per metric ton "MT", and consumption. For the six months ended June 30, 2011, the average price per MT increased $94 or 18% to $610 per MT from $516 per MT in 2010.  Fuel consumption increased 2,363 MT or 3.5% to 69,121 MT for the six months ended June 30, 2011 from 66,758 MT in 2010, primarily due to an increase in daily average fuel consumption per vessel.  Average fuel cost per freight voyage day was $7,458 for the six months ended June 30, 2011 and $6,228 in 2010.

Commissions decreased $2.3 million, or 20.1%, for the six months ended June 30, 2011 as compared to 2010, as a result of changes in the voyage mix, a reduction in the commission rates paid to our affiliates during 2011, as well as a reduction of commissions associated with the $20.8 million reduction in time charter revenue.  Commissions include amounts paid to TBS Commercial Group Ltd and Beacon, companies that are owned by our principal shareholders.  During the six months ended June 30, 2011 and 2010, we incurred commissions of $2.6 million and $3.5 million, respectively, to these entities.

Port call expenses for the six months ended June 30, 2011 were $16.5 million, an increase of $3.1 million, or 23.4% versus 2010.  Port call expenses vary from period to period depending on the number of port calls, port days and cost structure of the ports called upon.  Average cost per port call increased to $27,242 for the six months ended June 30, 2011 from $23,675 in 2010, as a result of the initiation of new service offerings into new markets and the expansion of our existing service offerings.  The total port calls increased to 607 for the six months ended June 30, 2011 compared to 566 port calls in 2010.

Stevedore expenses for the six months ended June 30, 2011 were $7.2 million, an increase of $0.8 million, or 12.9%, primarily due to the Log-Star joint venture.  The Log-Star joint venture carried 51,865 RT for the period ended June 30, 2011; however, during 2010 its revenues were earned from time charters which do not incur such costs.

Miscellaneous voyage expenses decreased primarily due to a decrease in port captain expenses which was partially offset by an increase in canal dues.

Vessel Expenses
The following table sets forth the basic components of vessel expense (in thousands):

	Six Months Ended June 30,
	2011		2010		Increase (Decrease)
	Amount	As a % of Vessel Expense	Amount	As a % of Vessel Expense	Amount	%
Owned vessel expense	$52,245	82.8	$53,976	90.8	$(1,731)	(3.2)
Chartered-in vessel expense	3,798	6.0	1,574	2.6	2,224	141.3
Controlled vessel expense	3,609	5.7	3,485	5.9	124	3.6
Space charter expense	3,479	5.5	404	0.7	3,075	761.1
Vessel expenses	$63,131	100.0	$59,439	100.0	$3,692	6.2

Vessel expenses for the six months ended June 30, 2010 were $63.1 million, an increase of $3.7 million, or 6.2%, versus 2010.  The increase in vessel expenses was due primarily to an increase of vessels being time chartered in and space charter relets.

Chartered vessel expense increased $2.2 million to $3.8 million for the six months ended June 30, 2011 from $1.6 million in 2010.  Such increase is due to an increase in day rate for the period as compared to 2010, as well as an increase in chartered in days which increased 126 days to 156 days from 30 days in 2010.

Owned vessel expenses for the six months ended June 30, 2011 were $52.2 million, a decrease of $1.8 million, or 3.2%, versus 2010. Average operating expense day rates decreased principally due to cost cutting measures.  The average operating expense day rate for the 52 non-Brazilian flagged vessels in the fleet was $5,018 per day for the six months ended June 30, 2011, as compared to $5,830 per day in 2010.

Space chartering, or the charter of less than an entire ship, expenses for the six months ended June 30, 2011 were $3.5 million versus $0.4 million for 2010.  In an effort to meet customer needs during the six months ended June 30, 2011, we chartered-in vessels for a total of 265 days, at an average charter hire day rate of $13,130 and transported cargo under eleven space charters.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2011 was $39.4 million, a decrease of $11.8 million, or 23.0%, versus 2010.  Such decrease was due to lower vessel depreciable values resulting from a $201.7 million impairment charge recorded at December 31, 2010.  Our owned/controlled fleet increased to an average of 51 vessels for the six months ended June 30, 2011, from an average of 49 vessels in 2010.

General and Administrative Expenses
General and administrative expenses were $20.1 million for the six months ended June 30, 2011, a decrease of $6.3 million, or 23.9% versus 2010.  Such decrease was due principally to lower compensation costs.  Compensation costs for the six months ended June 30, 2010 included stock based compensation costs of $5.6 million for shares awarded as a noncash bonus to employees.  No similar share grant was made in 2011.

Interest Expense
Interest expenses for the six months ended June 30, 2011 were $15.3 million, an increase of $3.8 million, or 32.4%, versus 2010. Such increase was due to several factors: (a) the inclusion of interest on borrowings related to six new ships that was previously capitalized while the ships were under construction, (b) the inclusion of financing costs related to third party transaction fees incurred in connection with the January 28, 2011 debt restructuring, and (c) the inclusion of an additional 2.00% default rate paid to some of our lenders. Our average effective interest rate, including the amortization of financing costs and swap related interest costs, increased to approximately 9.9% for the six months ended June 30, 2011, as compared to approximately 8.6% in 2010.  Average bank margins were approximately 5.1% for the six months ended June 30, 2011 as compared to approximately 4.8% in 2010.

Loss on Extinguishment of Debt
The loss on the extinguishment of debt for the six months ended June 30, 2011 was $1.1 million, an increase of $0.9 million versus 2010.  Such losses were incurred in connection with the write-off of unamortized deferred financing costs for the Bank of America Revolving Credit Facility that was converted into a term loan coincident with the loan amendments and waivers to our credit facilities in January 2011.

Net Loss Attributable to Noncontrolling Interest
Our 70% owned Brazilian subsidiary, Log-Star, is engaged in the transport of cargo in the Brazilian coastal cabotage trade, as well as in the Amazon River and commenced operations in April 2010.  The net loss attributable to noncontrolling interest of $2.0 million represents its noncontrolling shareholder’s proportionate share of the venture’s net loss for the six months ended June 30, 2011.

Liquidity and Capital Resources

Liquidity
Our ability to fund operating expenses, capital expenditures and to make scheduled payments of interest and debt principal will depend on future operating performance, prevailing economic conditions and financial and other factors beyond our control.  Our principal sources of funds are operating cash flows and long-term bank borrowings.  Our primary uses of such funds are expenditures to operate our fleet of vessels, fund our capital program to maintain the quality of our fleet and compliance with international shipping standards and regulations, and to pay principal and interest on our outstanding debt obligations.

	Six Months Ended June 30,
Cash Provided By (Used For)	2011	2010
	(in thousands)
Operating Activities	$5,484	$40,096
Investing Activities	(22,692)	(34,580)
Financing Activities	11,201	(26,364)

Operating Activities
Net cash provided by operating activities was $5.5 million for the six months ended June 30, 2011 versus $40.1 million for 2010.  The decrease of $34.6 million was primarily the result of the (i) increase in the operating loss for the period of $14.8 million resulting from the substantial decrease in freight rates, (ii) a $11.8 million reduction of depreciation resulting from the $201.7 million adjustment to the fair value of our long-term fleet assets at December 31, 2010, (iii) a $3.0 million reduction in stock based compensation, (iv) inclusion of a $5.2 million loss on a vessel held for sale in 2010, and (v) a decrease in the components of working capital (exclusive of debt).

Investing Activities
Net cash used for investing activities was $22.7 million for the six months ended June 30, 2011, consisting principally of $28.0 million used for vessel acquisitions and capital improvements offset by $6.3 million from restricted cash.  In the comparable period of 2010, net cash used in investing activities was $34.6 million consisting principally of $36.0 million used for vessel acquisitions and capital improvements offset by $2.5 million from restricted cash.

Cash used for vessel acquisitions and capital improvements consisted of the following:

	Six Months Ended June 30,
	2011	2010
	(in millions)

Vessels purchased	$123.8	$40.1
Amount reclassed from construction in progress to vessels	(123.8)	(40.1)
Construction in progress	22.2	25.7
Vessels improvements and other equipment	5.3	9.9
Other fixed asset additions	0.5	0.4
	$28.0	$36.0

During 2011, we made payments to the Shipyard and incurred capitalized costs totaling $22.2 million for three vessels delivered during 2011, while during 2010 we made payments to the Shipyard and incurred capitalized costs totaling $25.7 million for the above mentioned vessels.  During 2011 and 2010, we incurred $5.3 million and $9.9 million, respectively, for vessel improvements and vessel equipment.  Vessel improvements and equipment include steel renewal and replacement, major overhauls, new equipment, and takeover costs, including the cost of the first drydocking after acquisition.  During 2011 and 2010, $6.3 million and $2.5 million, respectively, were paid to the Shipyard from restricted cash.  The RBS Credit Facility, as amended, required that we deposit a portion of the installment payments with the bank, which are due to the Shipyard and not funded by the credit facility.

Financing Activities
Net cash provided by financing activities was $11.2 million for the six months ended June 30, 2011 versus the use of $26.4 million during 2010.  During 2011 and 2010, we borrowed $14.6 million and $15.0 million, respectively, under the RBS credit facility that funded the development and delivery of the Comanche Maiden, Omaha Belle, and the Maya Princess.  During 2011, we paid $3.9 million of financing costs in connection with the January and April 2011 debt modifications while in 2010 we paid $4.0 million of financing and leasing costs associated with obtaining the March 2010 loan covenant waivers.  During 2011, we received proceeds of $10.8 million from separate offerings of Series A and B Preference Shares while in 2010 no such offerings were consummated.  During 2011 and 2010, we made $10.9 million and $35.1 million, respectively, of scheduled debt principal payments.  In January 2010, the Company entered into a joint-venture agreement and acquired a 70% interest in Log.Star Navegação S.A. ("Log-Star") while Log-In Logística Intermodal S.A., an unrelated corporation, purchased a noncontrolling interest of 30% for $1.4 million.  During 2011 and 2010, we purchased 114,876 and 110,832 shares, respectively, for the treasury at a cost of $0.2 million and $0.7 million, respectively.

Capital Resources

Our various debt agreements contain both financial covenants and non-financial requirements, and include customary restrictions on our ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of our business. The financial covenants require that we maintain minimum cash and cash equivalent balances, as well as maintain minimum interest charge coverage and leverage ratios.  The more restrictive credit agreements limit the amount of investment and capital expenditures we may undertake without the consent of the lender.  We are required to maintain collateral coverage levels and make a mandatory prepayment or deliver additional security in the event that the fair market value of the vessels fall below limits specified in the loan agreements.

Effective January 28, 2011, the Company and its lenders amended various terms of the credit agreements, including the principal repayment schedules and waived any existing defaults.  However, the Company has continued to experience a further deterioration of freight voyage rates in 2011 and along with a combination of worldwide factors, such as industry over-capacity and the negative impact on shipping demand due to adverse weather conditions and natural disasters, management does not believe that there is hope of an immediate recovery.  These factors continue to adversely affect the Company’s revenues, market values of its vessels, and its future ability to maintain financial ratios as required by its credit facilities.  On April 18, 2011, the Company and its lenders agreed to temporarily modify the financial covenants related to the Company’s consolidated leverage ratio, consolidated interest coverage ratio and minimum cash balance, and modified certain other terms through December 31, 2011.

Under the modified credit agreements, the minimum consolidated interest charge coverage ratio has been reduced for the quarter ended June 30, 2011, and for the quarters ending through December 31, 2011 from 3.35 to 1.00 to 2.50 to 1.00.  In addition, the amendments increased the maximum consolidated leverage ratio for the same periods from 4.00 to 1.00 to 5.10 to 1.00 and reduced the minimum average weekly cash requirement from $15.0 million to $10.0 million, beginning the week ending July 1, 2011 through the week ending January 1, 2012.  Thereafter, the financial covenant requirements revert back to the levels set in the January 28, 2011 amendments.  At June 30, 2011 and December 31, 2010, the Company was in compliance with all financial covenants relating to its debt.  However, absent waivers, the Company would not have been in compliance with the value to loan requirements of the Berenberg credit facility at December 31, 2010 or June 30, 2011.  In addition, absent such a waiver, the Company would not have been in compliance with the value to loan requirements of the Credit Suisse credit facility at December 31, 2010.

As a condition for the above referenced restructuring, the Management Shareholders purchased 30,000 Series B Preference Shares directly from the Company in January 2011 for aggregate consideration of $3.0 million.  In addition, the Company completed a rights offering in May 2011 whereby it issued 78,260 Series A Preference Shares for aggregate consideration of $7.8 million; 70,000 of such shares being purchased by the Management Shareholders.

Our capital requirements have historically been significant and will continue to include vessel improvements, and debt repayments.  During the remainder of 2011 and 2012, we are required make debt principal payments of approximately $19.5 million and $30.0 million, respectively, and continue to maintain minimum cash liquidity of $10.0 million through December 31, 2011 and $15.0 million thereafter.  Consequently, we will need to raise additional funds to facilitate debt principal payments due September 30, 2011, and to remain in compliance with the minimum cash liquidity covenant.  Absent the ability to raise additional capital and a significant near-term improvement in freight and charter rates, the Company will need to enter into negotiations with its lenders to seek further modifications or waivers to the financial covenants since failure to meet any of the covenants, or the Company’s inability to obtain waivers of such future covenant violations, continues to raise substantial doubt about the Company’s ability to continue as a going concern.  The Company will continue its efforts to reduce operating costs and has engaged an investment banking firm to assist in obtaining additional funding; however, there is no guarantee that any or all of the Company’s efforts to strengthen its financial position will be successful.

The following table sets forth as of June 30, 2011, a summary of the financial covenants in place, including the waived covenants, and the actual amounts and ratios of each financial covenant requirement:

Covenant	Required	Actual

Minimum Cash Liquidity
Qualified weekly average cash of $15.0 million, which is defined in the agreement as cash and cash equivalents.  This calculation shall exclude any expenses actually paid in connection with the restructuring.

Effective July 1, 2011 through December 31, 2011 the Minimum Cash requirement is reduced from $15.0 million to $10.0 million.
$18.0 million

Minimum Consolidated Interest Charge Coverage Ratio
Not less than a ratio (consolidated EBITDA to consolidated interest expense) of 3.35 to 1.00 for each quarter during 2011; 3.70 to 1.00 for each quarter during 2012; 4.30 to 1.00 for each quarter ending on March 31 and June 30, 2013; 4.75 to 1.00 for each quarter ending on September 30 and December 31, 2013; 5.20 to 1.00 for each quarter during March 31 to September 30, 2014.

Effective for each quarter ending June 30, 2011 through December 31, 2011 the Minimum Consolidated Interest Charge Coverage ratio is reduced from 3.35 to 1.00 to 2.50 to 1.00.
2.87 to 1.00

Maximum Consolidated Leverage Ratio
Not more than a ratio (consolidated funded indebtedness to consolidated EBITDA) of 4.00 to 1.00 for each quarter during 2011; 3.65 to 1.00 for each quarter during 2012; 3.20 to 1.00 for each quarter ending on March 31 and June 30, 2013; 2.75 to 1.00 for each quarter ending on September 30 and December 31, 2013; 2.50 to 1.00 for each quarter during March 31 to September 30, 2014.

Effective for each quarter ending June 30, 2011 through December 31, 2011 the Maximum Consolidated Leverage ratio is increased from 4.00 to 1.00 to 5.10 to 1.00.
4.40 to 1.00

Failure to meet any of the financial covenants or our inability to obtain a waiver of such future covenant violations continues to raise substantial doubt about our ability to continue as a going concern.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
We use Adjusted EBITDA as a liquidity measure and believe that Adjusted EBITDA is useful to investors because our industry is capital intensive and this measure serves as an alternative indicator of our ability to satisfy our debt obligations and meet our debt covenant requirements.  However, Adjusted EBITDA is not a complete measure of cash flow and liquidity because Adjusted EBITDA does not include reductions for cash payments made to (i) service our debt obligations, (ii) fund our working capital requirements or (iii) fund our capital program.  Our calculation of Adjusted EBITDA commences with Net Income or Loss as presented in the Consolidated Statement of Operations and adds back (i) earnings attributable to minority interests, (ii) net interest expense, (iii) income taxes, (iv) depreciation and amortization charges, (v) stock based compensation, and (vi) noncash impairment charges relating to goodwill and vessels.  Since Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may not be comparable to other definitions of Adjusted EBITDA.  As a result, Adjusted EDITDA should be evaluated in conjunction with net cash flows from operating, investing and financing activities for a more complete analysis of the Company’s cash flow performance, as they include the financial statement impact of such items.

Adjusted EBITDA is the starting point in calculating EBITDA, as defined by our debt agreements, which is calculated by adding to Adjusted EBITDA (i) net losses from sales of vessels, (ii) noncash stock based compensation, and (iii) losses attributable to our joint-ventures, while subtracting (i) all net gains from the sales of vessels, and (ii) any income or gains attributable to our joint-ventures.

The following schedule reconciles Adjusted EBITDA to Net Loss and to Net Cash Provided by Operating Activities for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010

Net loss	$(33,118)	$(18,334)
Net loss attributable to noncontrolling interest	2,010	814
Interest expense and extinguishment losses	16,422	11,768
Depreciation and amortization	39,436	51,230
EBITDA	24,750	45,478
Stock based compensation	1,496	4,498
Loss on vessel held for sale		5,154
Adjusted EBITDA	26,246	55,130

Net changes in operating assets and liabilities	147	1,144
Drydocking expenses	(6,553)	(6,120)
Net interest expense, exclusive of amortization of financing costs, non cash changes in value of swap contracts and non cash interest	(12,346)	(9,188)
Income from nonconsolidated joint ventures		(56)
Net loss attributable to noncontrolling interest	(2,010)	(814)
Net Cash Provided by Operating Activities	$5,484	$40,096

Cash Used for Investing Activities	$(22,692)	$(34,580)

Cash Provided by (Used for) Financing Activities	$11,201	$(26,364)

Other Commitments
Our contractual obligations as of June 30, 2011 are shown in the following table (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$336,385	$34,123	$156,627	$138,174	$7,461
Estimated variable interest payments (2)	59,735	24,167	31,048	4,097	423
Operating Lease obligations (3)	21,844	9,262	12,555	27
Total contractual cash obligations	$417,964	$67,552	$200,230	$142,298	$7,884

Notes
1)
As of June 30, 2011, we had $336.4 million of indebtedness outstanding under loans to our subsidiaries that we guarantee, $24.9 million under the $40.0 million credit facility with Credit Suisse, $25.0 million under the $75.0 million credit facility with DVB Group Merchant Bank (Asia) Ltd., $12.2 million under the $35.0 million credit facility with AIG Commercial Equipment Finance, $14.1 million under the $142.5 term loan with Bank of America, $110.1 million under the $110.1 million term loan 2 credit facility with Bank of America, $0.5 million Payment in Kind interest due at maturity under the term loan 2 credit facility with Bank of America, $5.5 million under the $13.0 million credit facility with Berenberg Bank and $144.1 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building program.   The long-term portion of the debt obligations on the above table have not been reclassified to current debt, but see "Note 8 – Long-Term Debt" to our consolidated financial statements.  If the debt obligations of $336.4 million were reclassified to current debt and shown as being due in the less than one year column, “Total contractual cash obligations” on the above table would have been as follows: less than one year, $369.8 million; 1-3 years, $12.6 million; 3-5 years, $0.03 million; and more than 5 years, zero.

2)
Amounts for all periods represent our estimated future interest payments on our credit facilities based upon amounts outstanding at June 30, 2011 at an annual interest rate of 8.0%, which approximates the average interest rate on all outstanding debt at June 30, 2011.

3)
Operating lease obligations includes obligations under two seven-year bareboat charters for the Seminole Princess and the Laguna Belle, three-year bareboat charters for three Brazilian flagged vessels operated through the Log-Star joint venture and office leases, net of a sub-lease.

Dividend Policy
As of June 30, 2011, we have never declared or paid dividends on our ordinary shares. Provisions of our debt instruments and related loan agreements for our syndicated credit facilities allow the subsidiaries borrowing under the credit facilities to pay dividends to us, but restrict us from declaring or making dividends or other distributions on our ordinary shares or preference shares. Future dividends, if any, on our ordinary shares or preference shares will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with Irish law.

Under Irish law, TBSI must have “distributable reserves” in its unconsolidated balance sheet prepared in accordance with the Irish Companies Acts to enable it to pay cash dividends or buy back shares for its treasury.  Our shareholders passed a resolution that created “distributable reserves” in accordance with Irish law.

Distributions made by us will generally be subject to dividend withholding tax at Ireland’s standard rate of income tax, currently 20%.  For dividend withholding tax purposes, a dividend includes any distribution made by TBSI to its shareholders, including cash dividends, non-cash dividends and additional stock or units taken in lieu of a cash dividend. TBSI is responsible for withholding dividend withholding tax and forwarding the relevant payment to the Irish Revenue Commissioners.

U.S. Shareholders
Dividends paid to U.S. residents will not be subject to Irish dividend withholding tax provided that:

•
In the case of shareholders who hold their TBSI shares beneficially through banks, brokers, trustees, custodians or other nominees, which in turn hold those shares through DTC, the address of the beneficial owner in the records of his or her broker is in the United States and this information is provided by the broker to the qualifying intermediary of TBSI; or

•	In the case of other shareholders, the shareholder has provided to TBSI’s transfer agent a valid W-9 showing either a U.S. address or a valid taxpayer identification number.

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

While the US/Ireland Double Tax Treaty contains provisions regarding withholding tax, due to the wide scope of the exemptions from dividend withholding tax available under Irish domestic law, in general it would be unnecessary for a U.S. resident shareholder to rely on the treaty provisions.

Summary of Critical Accounting Policies
The discussion and analysis of our results of operations, financial condition, and cash flows are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of our financial statements.  We base our estimates on historical experience and on various other facts and assumptions that we believe to be reasonable under the circumstances.  Actual results may materially differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties and could result in materially different results under different assumptions and conditions.  We believe that there have been no material changes in our critical accounting policies from those disclosed in our 2010 Form 10-K filed with the Securities and Exchange Commission on March 16, 2011.

Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220)” (“ASU 2011-05”).  ASU 2011-05 (i) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (ii) requires the consecutive presentation of the statement of net income and other comprehensive income; and (iii) requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented.  ASU 2011-05 is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011.  As ASU 2011-05 requires only enhanced disclosure, its adoption will not impact the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011.  We do not expect that adoption of ASU 2011-04 will have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB issued Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force) (“Update No. 2010–28”), to FASB ASC Topic 350 – Intangibles – Goodwill and Other.  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.   As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired.  The Company adopted the provisions of Update No. 2010-28 and recorded an $8.4 million impairment charge as a cumulative-effect adjustment, which reduced retained earnings at December 31, 2010.

In January 2010, the FASB issued an amendment to Topic 820 regarding the accounting for fair value measurements and disclosures. This amendment provides more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the details of transfers between Levels 1, 2, and 3.  This amendment became effective for the first interim reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 roll forward information, which became effective for interim reporting periods beginning after December 15, 2010.  The adoption of this amendment did not have a significant impact on the Company’s financial statements disclosures.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk:
We are exposed to various market risks associated with changes in interest rates relating to our floating rate debt.  We use interest rate swaps to manage our borrowing costs and convert floating rate debt to fixed rate debt.  All derivative contracts are for non-trading purposes and are entered into with financial institutions, thereby minimizing counterparty risk.

At June 30, 2011, we had $336.4 million of floating rate debt outstanding.  In an effort to manage our interest rate risk, we entered into interest rate swap contracts with notional amounts aggregating $107.3 million that hedged approximately 31.9% of our outstanding debt at June 30, 2011.  We had interest rate swap contracts to pay an average fixed rate of 4.08% before loan margin and receive a floating rate of interest on the notional amount of $107.3 million. At June 30, 2011, the fair value of interest rate swap agreements was $7.3 million which was recorded on the consolidated balance sheet as a liability.  Interest loan margins over LIBOR at June 30, 2011 on floating rate debt were 6.00% on $110.6 million of debt; 5.75% on $25.0 million of debt; 5.00% on $31.8 million of debt; 4.25% on $144.1 million; and 4.00% on $24.9 million of debt.

As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have increased our net loss for the three and six months ended June 30, 2011 by approximately $0.6 million and $1.1 million, respectively, based on our unhedged debt of $229.1 million at June 30, 2011.

Foreign Exchange Rate Risk:
We consider the U.S. dollar to be the functional currency for all of our entities.  Our financial results could be adversely affected by changes in foreign exchange rates.  For the six months ended June 30, 2011 gains and losses resulting from foreign currency transactions were not significant.  We generate all of our revenues in U.S. dollars, but incur approximately 6.1% of our operating expenses in currencies other than U.S. dollars.  For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction.  At June 30, 2011, approximately 5.6% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date").  Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this quarterly report.

PART II

Item 1. Legal Proceedings

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business.  While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the Company’s consolidated financial position, results of operations or cash flows.  During the three months ended June 30, 2011, there have been no material changes to legal proceedings from those considered in our Annual Report on Form 10-K for the year ended December 31, 2010, which is incorporated herein by reference.

Item 1A. Risk Factors

The risk factors included in our Form 10-K are hereby incorporated in Part II, Item 1A of this Form 10-Q.  The risk factors and other information included in our Form 10-K, as well as the information in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and throughout this Form 10-Q (including the additional risks discussed below) should be carefully considered prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

At June 30, 2011, no default under our credit facilities is ongoing.

Item 4.  (Removed and Reserved)

Item 5. Other Information

None.

Item 6.  Exhibits
			Incorporated by Reference
Exhibit Description		Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of TBS International plc		S-8 POS	333-137517	4.2	1/19/2010

3.2	Amended and Restated Memorandum of Association of TBS International plc		8-K12B	001-34599	3.1	1/8/2010

3.3	Certificate of Designation for Series A and Series B Preference Shares		8-K	001-34599	3.1	5/10/2011

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
			10-Q	001-34399	10.11	5/10/2011

10.12	Amendment, dated April 15, 2011, to the Amended and Restated Agreement among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp., The Royal Bank of Scotland plc., Citibank, N.A., Landesbank Hessen-Thüringen Girozentrale, Norddeutsche Landesbank Girozentrale, Santander UK PLC, and Bank of America, N.A.		10-Q	001-34399	10.12	5/10/2011

10.13	Sixth Amendatory Agreement, dated as of April 15, 2011, among Bedford Maritime Corp., Brighton Maritime Corp., Hari Maritime Corp., Prospect Navigation Corp., Hancock Navigation Corp., Columbus Maritime Corp., Whitehall Marine Transport Corp., TBS International Limited, TBS Holdings Limited, TBS International Public Limited Company, DVB Group Merchant Bank (Asia) Ltd., DVB Bank SE, The Governor and Company of the Bank of Ireland and Natixis.		10-Q	001-34399	10.13	5/10/2011

10.14	Sixth Amendment to Loan Agreement, dated April 15, 2011, by and among Amoros Maritime Corp., Lancaster Maritime Corp., Chatham Maritime Corp., Sherwood Shipping Corp., TBS International Limited, TBS Holdings Limited, TBS International Public Limited Company and AIG Commercial Equipment Finance, Inc.		10-Q	001-34399	10.14	5/10/2011

10.15	Supplemental Agreement, dated April 15, 2011, among Claremont Shipping Corp., Yorkshire Shipping Corp., TBS International Limited, TBS International Public Limited Company and Credit Suisse AG.		10-Q	001-34399	10.15	5/10/2011

10.16	Supplemental Agreement No. 2, dated April 15, 2011, among Grainger Maritime Corp., TBS International Limited, TBS Worldwide Services, Inc., TBS Holdings Limited, TBS International Public Limited Company and Joh. Berenberg, Gossler & Co. KG.		10-Q	001-34399	10.16	5/10/2011

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X

31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X

32
Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(a)
		X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Schema Document	X

101.CAL*	XBRL Calculation Linkbase Document	X

101.LAB*	XBRL Labels Linkbase Document	X

101.PRE*	XBRL Presentation Linkbase Document	X

101.DEF*	Definition Linkbase Document	X

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

TBS INTERNATIONAL PLC & SUBSIDIARIES
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August 2011.

TBS INTERNATIONAL PLC
(Registrant)

By:	/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)
By:	/s/ Frank Pittella
Frank Pittella Chief Accounting Officer (Principal Accounting Officer)