Form 10-Q
period 2011-09-30
TBS International plc
filed 2011-11-09
CIK 1479920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
or
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
(Address of principal executive offices) + 353(0) 1 2400 222
(Registrant's telephone number, including area code)

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

As of November 1, 2011, the registrant had 17,654,969 Class A ordinary shares, par value $0.01 per share outstanding, as well as 13,200,305 Class B ordinary shares, par value $0.01 per share.

TBS INTERNATIONAL PLC
Form 10-Q for the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TBS INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)
	September 30,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$12,013	$18,976
Restricted cash		6,737
Charter hire receivables	34,180	28,531
Fuel and other inventories	20,243	17,513
Prepaid expenses and other current assets	11,700	7,989
Advances to affiliates	1,524	1,145
Total current assets	79,660	80,891
Fixed assets	554,527	576,262
Goodwill		8,426
Other assets and deferred charges	25,098	20,742
Total assets	$659,285	$686,321

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$335,263	$332,259
Accounts payable and accrued expenses	65,222	46,791
Voyages in progress	889	752
Advances from affiliates	11	705
Total current liabilities	401,385	380,507

Other liabilities	8,392	8,940
Total liabilities	409,777	389,447

COMMITMENTS AND CONTINGENCIES (Note 13)

Shareholders' equity
TBS International plc shareholders' equity
Series A Preference Shares, $0.01 par value, 350,000 shares
authorized, 78,260 shares issued	1
Series B Preference Shares, $0.01 par value, 100,000 shares
authorized, 30,000 shares issued
Ordinary Shares, Class A, $.01 par value, 75,000,000 authorized,
18,681,467 shares issued and 17,654,969 shares outstanding at 2011 and 16,571,865 shares issued and 16,438,301 shares outstanding at 2010	187	165
Ordinary Shares, Class B, $.01 par value, 30,000,000 authorized,
13,200,305 shares issued and outstanding at 2011 and
14,740,461 shares issued and outstanding at 2010	132	147
Warrants	21	21
Additional paid-in capital	206,526	193,718
Accumulated other comprehensive loss	(4,747)	(8,405)
Retained earnings	52,381	113,103
Less: Treasury stock (261,294 shares at 2011 and 133,564 shares at 2010, at cost)	(1,425)	(1,177)
Total TBS International plc shareholders' equity	253,076	297,572
Noncontrolling interest's equity	(3,568)	(698)
Total shareholders' equity	249,508	296,874
Total liabilities and shareholders' equity	$659,285	$686,321

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Voyage revenue	$72,262	$75,196	$217,577	$220,194
Time charter revenue	22,984	22,656	62,779	83,217
Logistics revenue	212	1,655	770	7,238
Other revenue	228	247	1,521	414
Total revenue	95,686	99,754	282,647	311,063
Operating expenses
Voyage	42,248	34,840	123,324	106,888
Logistics	174	1,347	370	4,972
Vessel	35,998	31,081	99,129	90,520
Depreciation and amortization of vessels and other fixed assets	20,221	25,623	59,657	76,853
General and administrative	10,626	11,182	30,709	37,585
Net loss on vessel held for sale				5,154
Total operating expenses	109,267	104,073	313,189	321,972
Loss from operations	(13,581)	(4,319)	(30,542)	(10,909)
Other (expenses) and income
Interest expense, net	(8,346)	(6,623)	(23,665)	(18,191)
Loss on extinguishment of debt			(1,103)	(200)
Other income (expense)	(121)	57	144	81
Total other expenses	(8,467)	(6,566)	(24,624)	(18,310)

Net loss	(22,048)	(10,885)	(55,166)	(29,219)

Less: Net loss attributable to
non-controlling interest	(860)	(530)	(2,870)	(1,343)

Net loss attributable to TBS International plc	$(21,188)	$(10,355)	$(52,296)	$(27,876)

Net loss per ordinary share:
Basic and Diluted	$(0.70)	$(0.34)	$(1.72)	$(0.92)

Weighted average ordinary shares outstanding:
Basic and Diluted	30,577,381	30,519,326	30,482,293	30,139,778

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net loss	$(55,166)	$(29,219)
Adjustments to reconcile net loss to net cash
provided by operating activities :
Depreciation and amortization	59,657	76,853
Loss on change in value of
interest swap contract	916	1,467
Amortization and write-off of deferred financing costs	4,371	3,916
Allowance for doubtful accounts	256	500
Stock-based compensation	1,999	5,187
Non-cash interest costs	762
Drydocking expenditures	(7,864)	(8,450)
Net loss on vessel held for sale		5,154
Income from non-consolidated joint ventures		(56)
Changes in operating assets and liabilities :
(Increase) decrease in charter hire receivable	(6,083)	206
(Increase) in fuel and other inventories	(2,803)	(3,156)
(Increase) in prepaid expenses and other current assets	(4,025)	(1,557)
Decrease (increase) in other assets and deferred charges		(2,500)
Increase in accounts payable and accrued expenses	16,696	612
Decrease in voyages in progress	(182)	(752)
Increase (decrease) in advances from/to affiliates, net	(1,077)	1,075
Net cash provided by operating activities	7,457	49,280

Investing Activities
Net proceeds from sale of vessel		2,645
Vessel acquisitions / capital improvement costs	(30,369)	(60,263)
Payments from restricted cash	6,337	2,500
Payments to restricted cash		(400)
Repayment of loan made to non-consolidated joint venture		390
Investment in non-consolidated joint venture	(1,053)	(728)
Net cash used in investing activities	(25,085)	(55,856)

Financing Activities
Repayment of debt obligations	(12,312)	(47,988)
Proceeds from credit facilities	14,554	25,000
Payment of deferred financing costs	(3,946)	(4,106)
Payment to terminate interest swap contract		(3,014)
Proceeds of repayment of loan from non-controlling interests	1,194
Proceeds from private offering of Preference Shares	10,817
Proceeds from non-controlling interest's capital contributions		1,797
Acquisition of treasury stock	(248)	(686)
Net cash provided by (used in) financing activities	10,059	(28,997)

Effect of exchange rate changes on cash	606	471
Net decrease in cash and cash equivalents	(6,963)	(35,102)
Cash and cash equivalents - beginning of period	18,976	51,040
Cash and cash equivalents - end of period	$12,013	$15,938
Supplemental cash flow information:
Interest paid, inclusive of amounts capitalized	$23,234	$18,779

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

					Accumulated
					Other Com-			Total TBS
				Additional	prehensive			International plc	Non-	Total
	Preference	Ordinary		Paid-in	Income	Retained	Treasury	Shareholders'	controlling	Shareholders'
	Shares	Shares	Warrants	Capital	(Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2010, as reported	$	$312	$21	$193,718	$(8,405)	$113,103	$(1,177)	$297,572	$(698)	$296,874
Cumulative adjustment for impairment of goodwill						(8,426)		(8,426)		(8,426)
Balance at December 31, 2010, as adjusted		312	21	193,718	(8,405)	104,677	(1,177)	289,146	(698)	288,448
Net loss						(52,296)		(52,296)	(2,870)	(55,166)
Foreign currency translation adjustments					1,413			1,413		1,413
Change in unrealized net losses on cash flow hedges					2,245			2,245		2,245
Stock-based compensation		7		1,992				1,999		1,999
Proceeds from offerings of Series A and B Preference Shares	1			10,816				10,817		10,817
Acquisition of treasury stock							(248)	(248)		(248)
Balance at September 30, 2011	$1	$319	$21	$206,526	$(4,747)	$52,381	$(1,425)	$253,076	$(3,568)	$249,508

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

Basis of Presentation
The unaudited consolidated financial statements presented herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting (“GAAP”) and with Article 10 of Regulation S-X and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.  In the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals that are considered necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the interim periods.  Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.  These consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Effective January 28, 2011, the Company and its lenders amended various terms of the credit agreements to which they are parties, including the principal repayment schedules and waived any existing defaults.  However, the Company continued to experience a further deterioration of freight voyage rates during the first half of 2011 and along with a combination of worldwide factors, such as increased fuel costs, industry over-capacity and the negative impact on shipping demand due to adverse weather conditions and natural disasters, management did not believe that there would be an immediate recovery.  On April 18, 2011, the Company and its lenders agreed to temporarily modify the financial covenants related to the Company’s consolidated leverage ratio, consolidated interest coverage ratio and minimum cash balance, as well as certain other terms through December 31, 2011.

Under the modified credit agreements, the minimum consolidated interest charge coverage ratio was reduced for the quarter ended September 30, 2011, and the quarter ending December 31, 2011 from 3.35 to 1.00 to 2.50 to 1.00.  In addition, the amendments increased the maximum consolidated leverage ratio for the same periods from 4.00 to 1.00 to 5.10 to 1.00 and reduced the minimum average weekly cash requirement from $15.0 million to $10.0 million through the week ending January 1, 2012.  Thereafter, the financial covenant requirements will revert back to the levels set forth in the January 28, 2011 amendments.

The economic malaise inherent in the global marketplace for the transportation of bulk dry cargo, as well as increased fuel costs and industry over-capacity, continue to have a materially adverse impact on freight rates, the Company’s results of operations and cash flows, the market values of its vessels, and its future ability to pay scheduled principal amounts when due and to maintain financial ratios as required by its credit facilities.  Consequently, on September 7, 2011, the Company entered into forbearance agreements (“Forbearance Agreements”) with all lenders participating in the various credit facilities.  In accordance with the terms of the Forbearance Agreements, the lenders have agreed to forbear from exercising their rights and remedies against the Company for events of default under the various credit agreements related to the Company’s failure to: (i) pay the scheduled principal amount due to the lenders on September 30, 2011, (ii) comply with the Minimum Consolidated Interest Charges Coverage Ratio and the Maximum Consolidated Leverage Ratio as defined in the various credit agreements, and (iii) maintain a Loan Value equal to or in excess of the Total Outstandings, as defined in the various credit agreements.

In addition, the lenders have agreed to forbear from exercising their rights and remedies under the various credit agreements for the Company’s potential failure to: (i) provide the required minimum Qualified Cash Flow Forecasts that evidence the required minimum Qualified Cash, as defined in the various credit agreements, and (ii) maintain the required minimum Qualified Cash, as defined in the various credit agreements.

The Forbearance Agreements terminate on the earlier of: (i) December 15, 2011 or (ii) the date that the Company fails to comply with any of the terms or undertakings of the Forbearance Agreements and the related credit agreements, as amended, including events of default not identified above.  During this forbearance period, the Company and its lenders have been discussing a variety of matters, including the restructuring of our indebtedness and the sale of certain vessels.  We have contracted for the sale of three vessels, with closings scheduled for November and December 2011, with the sale proceeds scheduled for repayment of related secured debt.  While our discussions with our lenders have not reached the stage where the terms of a restructuring have been agreed upon, we believe that the lenders would not accept that our common equity has any value and, therefore, would not agree to a restructuring in which any value were attributed to our common equity.

At December 31, 2010, the Company was in compliance with all financial covenants relating to its debt.  However, absent waivers, the Company would not have been in compliance with the value to loan requirements of the Berenberg and the Credit Suisse credit facilities.  As previously discussed, the Company was not in compliance with all financial covenants relating to its debt at September 30, 2011.  GAAP requires that long-term loans be classified as current liabilities when either a covenant violation that gives the lender the right to call the debt has occurred at the balance sheet date, or such covenant violation would have occurred absent a waiver of those covenants, and in either case it is probable that the covenant violation will not be cured within the next twelve months.  Consequently, long-term debt is classified as a current liability in the consolidated balance sheet at both September 30, 2011 and December 31, 2010.

Even if the Company is successful in restructuring scheduled principal amounts or the Forbearance Agreements are extended, the Company will need to raise additional funds to facilitate principal repayments subsequent to December 15, 2011, and to remain in compliance with the minimum cash liquidity covenant or other covenants under its credit facilities.  As a result, there continues to be substantial doubt about the Company’s ability to continue as a going concern.

Note 2 – Charter Hire Receivables

Charter hire receivables consist of the following (in thousands):

	September 30,	December 31,
Description	2011	2010
Charter hire receivables	$35,180	$29,531
Less allowance for losses	(1,000)	(1,000)
	$34,180	$28,531

Management reviews the outstanding receivables by customer and voyage at the close of each reporting period and identifies those receivables that are deemed to be at risk for collection and provides an appropriate allowance for losses.  At September 30, 2011 and December 31, 2010 the allowance for losses aggregated $1.0 million and was deemed adequate after giving consideration to all relevant facts and circumstances.

Note 3 — Fuel and Other Inventories

Fuel and other inventories consist of the following (in thousands):
	September 30,	December 31,
Description	2011	2010
Fuel	$14,328	$10,908
Lubricating oil	5,406	6,127
Other	509	478
	$20,243	$17,513

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

Note 5 — Fixed Assets

Fixed assets consist of the following (in thousands):
Description	September 30, 2011	December 31, 2010
Vessels	$709,480	$594,718
Vessel improvements and other equipment	197,970	190,744
Deferred drydocking costs	33,438	30,530
Vessel construction in process		92,600
Other fixed assets	19,930	19,390
	960,818	927,982
Less accumulated depreciation and amortization	(406,291)	(351,720)
	$554,527	$576,262

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

The Company capitalized interest, including loan origination fees, of $0.2 million and $0.8 million for the three and nine months ended September 30, 2011, respectively, and $2.0 million and $6.1 million for the three and nine months ended September 30, 2010, respectively.   Capitalized interest and deferred finance costs are added to the cost of each vessel and are amortized over the estimated useful life of the respective vessel commencing on the date the vessel is placed into service.

Note 6 — Valuation of Long-Lived Assets and Goodwill

Long-Lived Assets
As of December 31, 2010, the Company performed an impairment review of its long-lived assets due to the continued global economic softness and its impact on the shipping industry.  The Company concluded that events and circumstances occurred during the fourth quarter of 2010 that suggested a possible impairment of long-lived assets.  These indicators included significant declines in freight and charter rates and asset values toward the end of 2010.  As a result, the Company performed a fleet level impairment analysis of its long-lived assets, which compared undiscounted cash flows with the carrying values of the Company's long-lived assets to determine if the assets were impaired.  Management made assumptions used in estimating undiscounted cash flows, which included utilization rates, revenues, capital expenditures, operating expenses and the weighted remaining useful life of the fleet of vessels.  These assumptions were based on historical trends, as well as future expectations that are consistent with the plans and forecasts used by management to conduct its business.  Management's impairment analysis as of December 31, 2010 indicated that future undiscounted operating cash flows at the fleet level, including vessels to be delivered during the first half of 2011, were below the vessels’ carrying amounts, and accordingly recognized an impairment charge of $201.7 million in the consolidated statement of operations.  The assumptions and estimates that we used in our impairment analysis are highly subjective and could be negatively affected by further declines in freight or charter rates, additional decreases in the market value of vessels or other factors that could require the Company to record additional material impairment charges in future periods.

While the Company does not believe that a triggering event has occurred, due to the continuing global economic softness and its impact on the shipping industry, the Company updated its impairment analysis of long-lived assets at September 30, 2011, and concluded that there was no indication of further impairment of long-lived assets.

Goodwill
The provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 350 – Intangibles – Goodwill and Other require an annual impairment test of goodwill or more frequently if there are indicators of impairment present.  The first of two steps requires the Company to compare the reporting unit’s net asset carrying value to its fair value.  If the fair value exceeds the carrying value, goodwill is not considered impaired and the Company is not required to perform further testing.

In December 2010, the FASB issued Update No. 2010-28, which requires that Step 2 of the goodwill impairment test be performed if qualitative factors exist.  Step 2 calculates the implied fair value of goodwill by deducting the fair value of the reporting unit's tangible and intangible assets, excluding goodwill, from the fair value of the reporting unit.  The implied fair value of goodwill is then compared to the carrying value of goodwill.  Should the implied fair value of goodwill be less than its carrying value, an impairment charge is recognized equal to the difference.

The reporting unit consists of service companies that at March 31, 2011 had recognized goodwill of $8.4 million, yet possessed an aggregate negative carrying value.  Management performed a goodwill impairment test at that date due to the existence of qualitative factors indicating that it was more likely than not that goodwill had been impaired.  These qualitative factors included: (a) a significant adverse change in business climate as indicated by a dramatic decline in Baltic Dry Index (a measure of the demand for shipping capacity versus the supply of dry bulk carriers), (b) the impairment recorded at December 31, 2010 on vessel values, and (c) a continuing decline in the Company’s stock price and market capitalization.  Determining the reporting unit’s fair value involves the use of significant judgments and assumptions and was estimated using income and market approaches through the application of a discounted cash flow methodology.  The Company concluded that goodwill of $8.4 million was impaired and, as required by Update No. 2010-28, recorded an impairment charge as a cumulative-effect adjustment, which reduced retained earnings at December 31, 2010.

Note 7 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30,	December 31,
Description	2011	2010
Accounts payable and accrued expenses - vessel	$39,143	$30,236
Accounts payable and accrued expenses - voyage	17,460	13,308
Accounts payable and accrued expenses - other	8,027	3,124
Accrued payroll and related costs	592	123
	$65,222	$46,791

Note 8 — Long-Term Debt

Long-term debt consists of the following (in thousands):
Description	September 30, 2011	December 31, 2010

Bank of America - Term Credit Facility #1	$14,079	$19,165

Bank of America - Term Credit Facility #2	110,845	110,092

The Royal Bank of Scotland Credit Facility	144,117	131,670

DVB Group Merchant Bank (Asia) Ltd Credit Facility	24,965	26,080

Credit Suisse Credit Facility	24,067	25,815

AIG Commercial Equipment Finance, Inc. Credit Facility	11,720	12,250

Commerzbank AG Credit Facility		1,500

Berenberg Bank Credit Facility	5,470	5,687
	335,263	332,259
Less current portion	(335,263)	(332,259)
Long-term portion	$--	$--

Future principal payments required in accordance with the terms of the respective credit facilities at September 30, 2011 are as follows (in thousands):

2011	$8,970
2012	30,123
2013	39,842
2014	243,623
2015	3,496
Thereafter	9,209
$335,263

Loan Modification and Debt Classification
Effective January 28, 2011, the Company and its lenders amended various terms of the credit agreements to which they are parties, including the principal repayment schedules and waived any existing defaults.  However, the Company continued to experience a further deterioration of freight voyage rates during the first half of 2011 and along with a combination of worldwide factors, such as increased fuel costs, industry over-capacity and the negative impact on shipping demand due to adverse weather conditions and natural disasters, management did not believe that there would be an immediate recovery.  On April 18, 2011, the Company and its lenders agreed to temporarily modify the financial covenants related to the Company’s consolidated leverage ratio, consolidated interest coverage ratio and minimum cash balance, as well as certain other terms through December 31, 2011.  In connection with the modifications of the debt obligations, the Company incurred $3.5 million of third party costs of which $3.2 million were recognized as an expense during the year ended December 31, 2010.  In addition, the Company incurred bank fees totaling approximately $6.9 million, $3.3 million of which are not payable until December 31, 2012.  Bank fees are to be amortized over the terms of the new arrangements.  Of such amount, $1.0 million and $2.2 million were recognized as an expense during the three and nine months ended September 30, 2011, respectively.  In addition, $1.1 million of unamortized deferred financing costs were charged to operations during the nine months ended September 30, 2011 as a result of the conversion of the Bank of America revolving credit facility to a term loan.

Under the modified credit agreements, the minimum consolidated interest charge coverage ratio was reduced for the quarter ended September 30, 2011, and the quarter ending December 31, 2011 from 3.35 to 1.00 to 2.50 to 1.00.  In addition, the amendments increased the maximum consolidated leverage ratio for the same periods from 4.00 to 1.00 to 5.10 to 1.00 and reduced the minimum average weekly cash requirement from $15.0 million to $10.0 million through the week ending January 1, 2012.  Thereafter, the financial covenant requirements will revert back to the levels set forth in the January 28, 2011 amendments.

The economic malaise inherent in the global marketplace for the transportation of bulk dry cargo, as well as increased fuel costs and industry over-capacity, continue to have a materially adverse impact on freight rates, the Company’s results of operations and cash flows, the market values of its vessels, and its future ability to pay scheduled principal amounts when due and maintain financial ratios as required by its credit facilities.  Consequently, on September 7, 2011, the Company entered into forbearance agreements (“Forbearance Agreements”) with all lenders participating in the various credit facilities.  In accordance with the terms of the Forbearance Agreements, the lenders have agreed to forbear from exercising their rights and remedies against the Company for events of default under the various credit agreements related to the Company’s failure to: (i) pay the scheduled principal amount due to the lenders on September 30, 2011, (ii) comply with the Minimum Consolidated Interest Charges Coverage Ratio and the Maximum Consolidated Leverage Ratio as defined in the various credit agreements, and (iii) maintain a Loan Value equal to or in excess of the Total Outstandings, as defined in the various credit agreements.

In addition, the lenders have agreed to forbear from exercising their rights and remedies under the various credit agreements for the Company’s potential failure to: (i) provide the required minimum Qualified Cash Flow Forecasts that evidence the required minimum Qualified Cash, as defined in the various credit agreements, and (ii) maintain the required minimum Qualified Cash, as defined in the various credit agreements.

The Forbearance Agreements terminate on the earlier of: (i) December 15, 2011 or (ii) the date that the Company fails to comply with any of the terms or undertakings of the Forbearance Agreements and the related credit agreements, as amended, including events of default not identified above.  During this forbearance period, the Company and its lenders have been discussing a variety of matters, including the restructuring of our indebtedness and the sale of certain vessels.  We have contracted for the sale of three vessels, with closings scheduled for November and December 2011, with the sale proceeds scheduled for repayment of related secured debt.  While our discussions with our lenders have not reached the stage where the terms of a restructuring have been agreed upon, we believe that the lenders would not accept that our common equity has any value and, therefore, would not agree to a restructuring in which any value were attributed to our common equity.

At December 31, 2010, the Company was in compliance with all financial covenants relating to its debt.  However, absent waivers, the Company would not have been in compliance with the value to loan requirements of the Berenberg and the Credit Suisse credit facilities.  As previously discussed, the Company was not in compliance with all financial covenants relating to its debt at September 30, 2011.  GAAP requires that long-term loans be classified as current liabilities when either a covenant violation that gives the lender the right to call the debt has occurred at the balance sheet date, or such covenant violation would have occurred absent a waiver of those covenants, and in either case it is probable that the covenant violation will not be cured within the next twelve months.  Consequently, long-term debt is classified as a current liability in the consolidated balance sheet at both September 30, 2011 and December 31, 2010.

Even if the Company is successful in restructuring scheduled principal amounts or the Forbearance Agreements are extended, the Company will need to raise additional funds to facilitate principal repayments subsequent to December 15, 2011, and to remain in compliance with the minimum cash liquidity covenant or other covenants under its credit facilities.  As a result, there continues to be substantial doubt about the Company’s ability to continue as a going concern.

Credit Facility Terms
The table below summarizes the repayment terms, maturities, interest rates, interest rate benchmarks and post amendment margin rates, number of vessels and net book value of collateral for each credit facility at September 30, 2011:

Credit Facility	Principal Repayment Terms	Base and Margin Interest Rate at September 30, 2011	Net Book Value of Collateral at September 30, 2011 (millions)	Number of Vessels Collateralizing Credit Facility
Bank of America ("BOA") - Term Credit Facility # 1	2 quarterly installments of $5.1 million with a final installment due at maturity on March 31, 2012 of $3.9 million.	6.50% LIBOR plus 5.00% (b)

Bank of America - Term Credit Facility #2 (Bank of America - Revolving Credit Facility prior to January 28, 2011)	3 quarterly installments of $3.9 million and 5 quarterly installments of $5.4 million with a final installment due at maturity on June 30, 2014 of $72.0 million.	7.50% LIBOR plus 6.00% (a), (b), (c)	$ 207.4	29

The Royal Bank of Scotland ("RBS") Credit Facility	2 quarterly installments of $1.7 million, 4 quarterly installments of $1.3 million and 6 quarterly installments of $1.8 million with a final installment due at maturity on September 9, 2014 of $125.0 million.	5.75% LIBOR plus 4.25% (b)	$ 214.1	6

DVB Group Merchant Bank (Asia) Ltd Credit Facility	2 quarterly installments of $1.1 million, 4 quarterly installments of $0.9 million and 5 quarterly installments of $1.2 million with a final installment due at maturity on June 30, 2014 of $13.4 million.	6.32% LIBOR plus 5.75%	$ 31.3	7

Credit Suisse Credit Facility	27 quarterly installments of $0.9 million with a final installment due at maturity on August 28, 2018 of $0.5 million.	4.34% LIBOR plus 4.00%	$ 43.4	3

AIG Commercial Equipment Finance, Inc. Credit Facility	3 quarterly installments of $0.5 million, 4 quarterly installments of $0.4 million and 5 quarterly installments of $0.6 million with a final installment due at maturity on June 30, 2014 of $6.2 million.	10.00%	$ 33.9	4

Berenberg Bank Credit Facility	11 quarterly installments of $0.2 million with a final installment due at maturity on June 30, 2014 of $3.3 million.	5.25% LIBOR plus 5.00%	$ 9.8	1

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

The following table summarizes the financial covenants imposed by our debt agreements, as amended on January 28, 2011 and April 18, 2011:

Financial Covenant	As of September 30, 2011 and December 31, 2011	After December 31, 2011

Minimum Cash Liquidity	Effective July 1, 2011 through December 31, 2011 the Minimum Cash requirement is qualified weekly average cash of $10.0 million.	Qualified weekly average cash of $15.0 million, which is defined in the agreement as cash and cash equivalents.

Minimum Consolidated Interest Charge Coverage Ratio	Effective for quarters ending June 30, 2011 through December 31, 2011 the Minimum Consolidated Interest Charge Coverage ratio of 2.50 to 1.00.
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

The following table sets forth as of September 30, 2011, a summary of the financial covenants requirements and the actual amounts and ratios of each financial covenant requirement:

Covenant	Required	Actual

Minimum Cash Liquidity
Qualified weekly average cash of $10.0 million, which is defined in the agreement as cash and cash equivalents.  Effective January 1, 2102, the Minimum Cash Liquidity requirement returns to $15.0 million.
$13.5 million

Minimum Consolidated Interest Charge Coverage Ratio
Not less than a ratio (consolidated EBITDA to consolidated interest expense) of 2.5 to 1.00 for each quarter through December 31, 2011; 3.70 to 1.00 for each quarter during 2012; 4.30 to 1.00 for each quarter ending on March 31 and June 30, 2013; 4.75 to 1.00 for each quarter ending on September 30 and December 31, 2013; 5.20 to 1.00 for each quarter during March 31 to September 30, 2014.
2.27 to 1.00

Maximum Consolidated Leverage Ratio
Not more than a ratio (consolidated funded indebtedness to consolidated EBITDA) of 5.10 to 1.00 through December 31, 2011; 3.65 to 1.00 for each quarter during 2012; 3.20 to 1.00 for each quarter ending on March 31 and June 30, 2013; 2.75 to 1.00 for each quarter ending on September 30 and December 31, 2013; 2.50 to 1.00 for each quarter during March 31 to September 30, 2014.
5.18 to 1.00

Value to Loan Requirement
The market value of the vessels, as determined by appraisal, is required to be above specified value to loan ratios, as defined in each credit facility agreement, which range from 125% to 167% of the respective credit facility’s outstanding amount.  The credit facilities require mandatory prepayment or delivery of additional security in the event that the market value of the vessels fall below specified limits.  At December 31, 2010, absent forbearance agreements, the Company would not have been in compliance with value to loan requirements on the Berenberg and Credit Suisse credit facilities.  At September 30, 2011, absent forbearance agreements, the Company would not have been in compliance with the value to loan requirements of the Berenberg and Royal Bank of Scotland credit facilities.

Note 9 — Derivative Financial Instruments

The Company uses derivative financial instruments, as deemed appropriate, to mitigate the impact of changing interest rates associated with its floating-rate borrowings.  At September 30, 2011, the Company had outstanding derivative instruments with a notional principal amount aggregating $95.1 million, or 28.4%, of loans outstanding.  All of the Company’s derivative instruments are over-the-counter instruments; however, the Company does not enter into such agreements for trading purposes.  The fair value is based on the quoted market price for a similar liability or determined using inputs that are representative of readily observable market data, are actively quoted, and can be validated through external sources.   The Company does not obtain collateral or other security from counterparties to the financial instruments; however, it enters into agreements only with established banking institutions.  The notional, or contractual, amount of the Company’s derivative financial instruments is used to measure the amount of interest to be paid or received and does not represent an actual liability.

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

FASB ASC Topic 820 - Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1 –	Quoted prices in active markets for identical instruments
Level 2 –	Quoted prices for similar instruments in active markets, as well as quoted prices for identical or similar instruments in markets that are not considered active
Level 3 –	Unobservable inputs developed by the Company using cash flow modeling inputs and assumptions reflective of those that would be utilized by a market participant

Quantitative disclosures about the fair value of the Company’s derivative hedging instruments are as follows (in thousands):

		Fair Value Measurement at September 30, 2011
Description	September 30, 2011	Level 1	Level 2	Level 3
Interest rate contracts	$7,115	$	$7,115	$

		Fair Value Measurement at December 31, 2010
Description	December 31, 2010	Level 1	Level 2	Level 3
Interest rate contracts	$8,444	$	$8,444	$

A summary of the fair value of the Company’s derivative instruments included in the consolidated balance sheets, their impact on the consolidated statements of operations and comprehensive income is as follows (in thousands):

	Derivatives Liability
		September 30, 2011		December 31, 2010
Description	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other liabilities	$35,648	$1,294	$63,472	$4,069

Derivatives not designated as hedging instruments under ASC Topic 815
Interest rate contracts	Other liabilities	59,500	5,821	68,000	4,375

		$95,148	$7,115	$131,472	$8,444

		Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Cash Flow Hedging Instruments	Income Statement Account Gains/Losses Charged	Amount Income (Expense) Recognized in Income	Amount Income (Expense) Recognized in OCI	Amount Income (Expense) Recognized in Income	Amount Income (Expense) Recognized in OCI
Derivatives Designated As Hedging Instruments
Interest Rate Contracts	Interest Expense	$559	$(107)	$(918)	$(582)

Derivatives Not Designated As Hedging Instruments
Interest Rate Contracts	Interest Expense	(2,127)	(609)	(3,403)	(1,663)
		$(1,568)	$(716)	$(4,321)	$(2,245)

		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Cash Flow Hedging Instruments	Income Statement Account Gains/Losses Charged	Amount Income (Expense) Recognized in Income	Amount Income (Expense) Recognized in OCI	Amount Income (Expense) Recognized in Income	Amount Income (Expense) Recognized in OCI
Derivatives Not Designated As Hedging Instruments

Interest Rate Contracts	Interest Expense	$(572)	$771	$(1,467)	$(1,875)
		$(572)	$771	$(1,467)	$(1,875)

Interest rate contracts have fixed interest rates ranging from 2.92% to 5.24%, with a weighted average rate of 4.2%.  Interest rate contracts having a notional amount of $25.1 million and $61.5 million at September 30, 2011 and December 31, 2010, respectively, decrease as principal payments on the respective debt are made.

In June 2010, the Company paid $3.0 million to modify one and terminate two interest rate contracts.  The modified contract, which had been previously designated a hedging instrument, was modified to change the expiration date from June 2019 to June 2014.  The modification resulted in it no longer being probable that the hedging instrument would effectively hedge future cash flows and, accordingly, the hedging instrument was dedesignated.  The first terminated contract, for a notional amount of $20.0 million that was callable at the bank’s option at any time during the life of the contract, was to commence on December 29, 2014 and continue through December 29, 2019.  The second of the terminated interest rate contracts, a receiver swap option, gave the Company the right, but not the obligation to enter into a subsequent interest rate contract if the bank called the initial contract.  The charge to other comprehensive income for these three contracts of $5.9 million was frozen and will be reclassified into earnings quarterly through June 2019.  The Company did not designate the interest rate contract having the new expiration date as a hedging instrument; therefore, changes to the fair value of this contract are included as a component of interest expense in the consolidated statement of operations.

The January 2011 restructuring of the credit facilities added a LIBOR floor of 1.5% to two credit facilities.  Due to these modifications, hedge accounting was discontinued for one of the hedging relationships at December 31, 2010, as the hedge was no longer expected to be highly effective.  For this hedging relationship, amounts that have been accumulated in other comprehensive income were frozen and will be reclassified into earnings quarterly through December 2011.  As required by FASB ASC Topic 815-20, Derivatives and Hedging, we perform an assessment of effectiveness on a quarterly basis.  This assessment includes both a prospective consideration to demonstrate that the hedge is expected to be highly effective in the future and a retrospective evaluation to demonstrate that the hedge has been highly effective for the period then ended.  At September 30, 2011, our test results concluded that a hedge with a notional amount of $20.0 million was ineffective; therefore, this hedging relationship was dedesignated retrospectively from July 1, 2011.  Amounts that were accumulated in other comprehensive income as of June 30, 2011, were frozen and will be reclassified into earnings quarterly through June 30, 2014.  In addition, we elected to voluntarily dedesignate a hedging relationship for a notional amount of $10.0 million effective October 1, 2011.  At September 30, 2011, $1.6 million of interest expense recognized in other comprehensive income is expected to be reclassified into interest expense over the next 12 months.

Note 10— Stockholders’ Equity

Series A and Series B Preference Shares
As a condition to restructuring the Company’s credit facilities in January 2011, its lenders required three significant shareholders (who are also key members of management, herein after “Management Shareholders”) to agree to provide up to $10.0 million of new equity in the form of preference shares.  On January 28, 2011, in partial satisfaction of this requirement, these Management Shareholders purchased 30,000 Series B Preference Shares directly from the Company in a private placement at a purchase price of $100 per share for aggregate consideration of $3.0 million.  Each Series B Preference Share was initially convertible into 25 Class A ordinary shares, subject to adjustments to reflect semi-annual increases in liquidation value, as well as stock splits and reclassifications.  Liquidation value applicable to each Series B Preference Share increases at a rate of 6.0% per annum, compounded semi-annually on June 30 and December 31 of each year through December 31, 2014.  No cash dividends will accrue on the Series B Preference Shares through December 31, 2014; however, beginning January 1, 2015, cash dividends will accrue at a rate of 6.0% of the liquidation value, payable semi-annually in arrears.  In the event that dividends are not paid, they would accumulate as unpaid dividends and, in the event of insolvency, would be added to the liquidation preference.  Subject to the availability of distributable reserves, the Company may, at its option, redeem the Series B Preference Shares, in whole or in part, on or after December 31, 2014 at a redemption price equal to the then applicable liquidation preference, plus accrued and unpaid dividends.

In May 2011, the Company conducted a rights offering, which entitled holders of the Company’s Class A and Class B ordinary shares to one non-transferable subscription right to purchase the Company’s Series A Preference Shares for each ordinary share held on the record date for the rights offering.  As an integral component of the rights offering, the Management Shareholders were to act as standby purchasers and purchase up to 70,000 Series A Preference Shares in the event that the rights offering was not fully subscribed.  The Series A Preference Shares are identical to the Series B Preference Shares described above, except that the Series A Preference Shares are convertible only into Series A ordinary shares at an initial conversion rate of 50 Class A ordinary shares per Series A Preference Share and the Series B Preference Shares are convertible only into Class B ordinary shares at an initial conversion rate of 25 Class B ordinary shares per Series B Preference Share.

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

The holders of Class A ordinary shares can convert their shares into Class B ordinary shares, and the holders of Class B ordinary shares can convert their shares into Class A ordinary shares at any time on a 1:1 basis.  Further, the Class B ordinary shares will automatically convert into Class A ordinary shares upon their transfer to any person other than another holder of Class B ordinary shares, in each case as long as the conversion will not cause the Company to become a controlled foreign corporation, as defined in the Internal Revenue Code of 1986, as amended ("Code"), or the Class A ordinary shares cease to be regularly traded on an established securities market for purposes of Section 883 of the Code.  On January 21, 2011, certain holders of Class B ordinary shares converted 1,540,156 Class B ordinary shares into 1,540,156 Class A ordinary shares.

Warrants
At September 30, 2011 and December 31, 2010, warrants were outstanding for the purchase of 155,122 and 108,525, respectively, Class A ordinary shares and 228,140 and 241,062, respectively, Class B ordinary shares.  Such warrants are being held by parties not affiliated with existing shareholders.  The warrants are exercisable until February 8, 2015, at a price of $0.01 per share.   The warrant agreement includes an anti-dilution provision that adjusts the number of shares issuable upon exercise of the warrants whenever the Company issues additional ordinary shares or other forms of equity.

Treasury Stock
The Company's Equity Incentive Plan permits stock grant recipients to elect a net settlement.  Under the terms of a net settlement, the Company retains a specified number of shares to cover the recipients’ estimated statutory minimum tax liability.  Such shares are retained by the Company as treasury stock.  During the nine months ended September 30, 2011, 127,730 Class A ordinary shares having a cost of $0.2 million were acquired to cover employees’ estimated payroll tax liabilities.  At September 30, 2011, there were 261,294 shares of treasury stock held by the Company at a cost of $1.4 million.

Note 11 -- Comprehensive Loss

The components of comprehensive loss consist of the following (in thousands):

	Three Months Ended September 30,
	2011	2010
Net loss attributable to TBS International plc	$(21,188)	$(10,355)
Foreign currency translation adjustments	1,911	566
Change in unrealized gain on cash flow hedges	716	255
Comprehensive loss	$(18,561)	$(9,534)

	Nine Months Ended September 30,
	2011	2010
Net loss attributable to TBS International plc	$(52,296)	$(27,876)
Foreign currency translation adjustments	1,413	471
Change in unrealized gain on cash flow hedges	2,245	(2,124)
Comprehensive loss	$(48,638)	$(29,529)

Note 12 — Earnings Per Ordinary Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share data):

	Three Months Ended September 30,
	2011	2010
Numerator:
Net loss attributed to TBS International plc	$(21,188)	$(10,355)
Preference share liquidation preference	(207)
Net loss attributable to ordinary shares	$(21,395)	$(10,355)

Denominator:
Weighted average ordinary shares outstanding — basic and diluted	30,577,381	30,519,326

Net loss per ordinary share -- basic and diluted	$(0.70)	$(0.34)

	Nine Months Ended September 30,
	2011	2010

Numerator:
Net loss attributed to TBS International plc	$(52,296)	$(27,876)
Preference share liquidation preference	(278)
Net loss attributable to ordinary shares	$(52,574)	$(27,876)

Denominator:
Weighted average ordinary shares outstanding — basic and diluted	30,482,293	30,139,778

Net loss per ordinary share -- basic and diluted	$(1.72)	$(0.92)

As outlined in sections of FASB ASC Topic 260 – Earnings per Share, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities that should be included in the two-class method of computing earnings per share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings (loss) per share for ordinary stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our non-vested stock, consisting of time-vesting restricted shares, is considered a participating security because the share-based awards contain a non-forfeitable right to receive dividends irrespective of whether the awards ultimately vest.

The Company had 78,260 Series A Preference Shares and 30,000 Series B Preference Shares outstanding at September 30, 2011.  Such shares are convertible into ordinary shares at any time at the option of the holder and, hence, are considered ordinary share equivalents for the purpose of computing dilutive earnings per share.  The preference shares are convertible into 4,286,000 ordinary shares at September 30, 2011; however, they have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

In addition, at September 30, 2011 and 2010, there were outstanding exercisable warrants to purchase 155,122 and 108,525, respectively, Class A ordinary shares and 228,140 and 241,062, respectively, Class B ordinary shares.  The warrants are issuable for nominal consideration upon exercise, which would have caused the warrants to be treated as outstanding for purposes of computing basic earnings per share.  However, for the periods ended September 30, 2011 and 2010, the warrants have been excluded from the computation of basic and diluted earnings per share because their inclusion would be anti-dilutive.

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

The Company, through its consolidated Brazilian joint venture, charters-in three Brazilian flagged vessels under a bareboat charter expiring in February 2013.  These vessels are chartered-in at a hire rate of 5,300 Brazilian Reais, per vessel per day, from our joint venture partner.  The Company believes that the joint venture partner was responsible for costs incurred in 2010 to make the vessels seaworthy, including charter-in and other vessel expenses, while the vessels were under repair. These costs, which totaled approximately $4.0 million, were paid by the joint venture partner, who was asserting that the costs are the responsibility of the joint venture.  During the quarter ended September 30, 2011, the joint venture partner agreed with the Company that $3.2 million of such costs was its responsibility and should therefore be excluded from the joint venture.    Management continues to believe that the joint venture partner is responsible for the remainder of these costs and is currently in discussions with it to settle this matter.  Consequently, the consolidated financial statements do not reflect the $0.8 million of costs paid by the joint venture partner.

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

Voyage revenue generated by country consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2011	2010	2011	2010
Brazil	$10,198	$15,662	$30,888	$45,816
United Arab Emirates	12,141	10,848	35,472	27,826
Japan	6,447	14,193	27,228	39,371
Chile	5,634	10,834	20,547	25,078
USA	8,687	3,533	24,792	17,082
Peru	3,170	4,720	11,550	14,413
China	1,238	5,512	6,681	19,265
Venezuela	1,438	757	4,348	2,289
Korea	1,749	1,114	5,138	6,391
Argentina	4,093	492	7,139	1,802
Others	17,467	7,531	43,794	20,861
	$72,262	$75,196	$217,577	$220,194

For the three and nine months ended September 30, 2011 and 2010, no customer accounted for 10% or more of voyage and time charter revenue. No customer accounted for 10% or more of charter hire receivables at either September 30, 2011 or December 31, 2010.

Note 15 – Subsequent Events

On October 19, 2011, the Company entered into agreements to sell two vessels to an independent party for an aggregate sales price of $11.2 million.  The vessels have a net book value at September 30, 2011 of $19.4 million.  Accordingly, the Company will record an aggregate loss of approximately $8.2 million during the fiscal quarter ending December 31, 2011.  Proceeds from the sale will be utilized to reduce the Company’s debt obligations.

In addition, on October 31, 2011, the Company entered into an agreement to sell an additional vessel for an aggregate sales price of $4.8 million.  The vessel has a net book value at September 30, 2011 of $3.8 million.  Accordingly, the Company will record a gain of approximately $1.0 million during the fiscal quarter ending December 31, 2011.  Proceeds from the sale will also be utilized to reduce the Company’s debt obligations.

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

Forward-looking statements and our plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed, implied or projected.  For more information, see “Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.  In addition, our expectations and beliefs concerning future events involve risks and uncertainties, including but not limited to those set forth below:

•	The effects of severe and rapid declines in industry conditions that have required the Company to restructure its outstanding indebtedness,

•	The Company's ability to manage and repay its substantial indebtedness,

•	The Company's ability to maintain financial ratios and comply with the financial covenants in its credit facilities,

•	The Company’s ability to continue to operate as a going concern,

•	The Company's ability to effectively operate its business and manage its growth while complying with operating covenants in its credit facilities,

•	The Company's ability to generate the significant amounts of cash necessary to service its debt obligations,

•	Very high volatility in the Company's revenues and costs, including volatility caused by increasing oil prices,

•	Excess supplies of dry bulk vessels in all classes and the resulting heavy pressure on freight rates,

•	Adverse weather conditions that may significantly decrease the volume of many dry bulk cargoes,

•	The stability and continued growth of the Asian and Latin American economies and rising inflation in China,

•	The Company's vessels exceeding their economic useful lives and the risk associated with operating older vessels,

•	The Company's ability to grow its vessel fleet and effectively manage its growth,

•	Impairments of the Company's long-lived assets,

•	Compliance with both new and existing environmental laws and regulations, and

•	Other factors listed from time to time in our filings with the Securities and Exchange Commission.

Overview
TBS International plc, a holding company, operates through the following principal subsidiaries:

•	Westbrook, whose vessel-owning subsidiaries charter our vessels under pool arrangements to be operated by another subsidiary, TBS Worldwide and its subsidiaries,
•	TBS Shipping Services, which provides commercial management and administrative services to other subsidiaries,
•	Roymar Ship Management, which provides ship management services to our vessel owning subsidiaries,
•	TBSI New Ship Development Corp., which manages our ship building program,
•	Transworld Cargo Carriers, which manages the chartering-in of vessels, and
•	TBS Do Sul, which holds our interest in our 70% owned Brazilian joint-venture, Log.Star Navegação S.A., Log-Star.

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

In order to serve those ports and trade routes not efficiently served by container and large dry bulk vessel operators, we operate voyages using our fleet of multipurpose tweendeckers and handysize/handymax dry bulk carriers.  Tweendeck vessels are differentiated by their retractable decks that can create separate holds, facilitating the transportation of non-containerized cargoes.  At September 30, 2011, our controlled fleet totaled 52 vessels, including 50 ships that we own and two that we charter-in with an option to purchase.  In March 2007, we entered into a contract for the purchase of six multipurpose vessels with retractable tweendecks.  The first of these vessels was delivered in 2009; two each were delivered during 2010 and the first quarter of 2011, while the final vessel was delivered in May 2011.

As part of our comprehensive transportation service offering, we provide portside operations, related support services and solutions for challenging cargoes.  In order to provide these services, we employed a professional staff of approximately 150 at September 30, 2011, with extensive experience and diverse backgrounds.  In addition, our affiliate, TBS Commercial Group Ltd., has fully staffed agencies and representative offices on five continents, with local teams of commercial agents and port captains who meet regularly with customers to tailor solutions to their shipping needs. We believe this full-service approach to shipping provides a superior level of service that has resulted in the development of long-term relationships with our customers.

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

Drydocking
Vessels must be drydocked twice during a five-year cycle. Our controlled fleet of 52 vessels at September 30, 2011, would require approximately 98 drydockings over five years for an average of 20 vessels per year.  The first drydocking of a newly constructed vessel, which would be a special survey of the vessel, is typically done five years after delivery of the vessel from the shipyard.

Our quarterly schedule of vessels drydocked and anticipated to be drydocked during 2011, including actual and estimated number of drydock days and metric tons of steel renewal, is as follows:

	Number of vessels in drydock from previous quarter	Number of vessels entering drydock during quarter	Number of drydock days during quarter	Approximate metric tons (MT) of steel installed
Actual
First Quarter 2011	1	4	187 days	328 MT*
Second Quarter 2011	2	3	83 days	217 MT*
Third Quarter 2011	2	1	105 days	125 MT

Estimate
Fourth Quarter 2011		4	97 days	270 MT
		12	472 days	940 MT

*Total MT’s of steel are not finalized until subsequent quarter.  Steel quantity for the first half of 2011 reflects the final steel required.

We estimate vessel drydockings that require less than 100 metric tons of steel renewal will take from 20 to 30 days and vessel drydockings that require 100 to 500 metric tons of steel renewal will take from 30 to 70 days. We capitalize vessel improvements, including steel renewal and reinforcement, in connection with the first drydocking after we acquire a vessel.  Our drydock schedule is subject to change based on unanticipated commercial needs of our business.  Accordingly, we have deferred the drydocking of several vessels into 2012.

New Ship Building Program
Our current business strategy includes growing our fleet through newbuildings of multipurpose tweendeckers and chartering-in vessels as needed.  While we remain committed to expanding our fleet, pending a significant change in global economic conditions, we temporarily suspended our vessel acquisition program.

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

•	Extent to which we are able to efficiently utilize our controlled fleet and optimize its capacity; and

•	Extent to which we can control our fixed and variable costs, including those for port charges, stevedore and other cargo-related expenses, fuel, and commission expenses.

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

The following table presents the principal components of the Company’s revenue (in thousands):

	Three Months Ended September 30,
	2011		2010		Increase (Decrease)
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	Amount	%
Voyage revenue	$72,262	75.6	$75,196	75.4	$(2,934)	(3.9)
Time charter revenue	22,984	24.0	22,656	22.7	328	1.4
Logistics revenue	212	0.2	1,655	1.7	(1,443)	(87.2)
Other revenue	228	0.2	247	0.2	(19)	(7.7)
Revenues	$95,686	100.0	$99,754	100.0	$(4,068)	(4.1)

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

To provide a more complete analysis of our operations, selected key metrics, including voyage days, revenue tons ("RT") and average freight rates are shown for all cargoes and separately, for each of non-aggregate cargoes and aggregate cargoes. Aggregate cargoes are high-volume, low freighted cargo consisting principally of construction materials such as crushed stone. While average freight rates on aggregate bulk cargoes are lower than average freight rates on other types of cargoes, voyage costs are also lower resulting in comparable daily time charter equivalent rates. The table below shows key metrics related to voyage revenue:

	Three Months Ended September 30,
	2011	2010	Increase (Decrease)
Voyage Revenue (in thousands)	$72,262	$75,196	$(2,934)	(3.9)%
Number of vessels (1)	30	33	(3)	(9.1)%
Days available for hire (2)	2,972	3,123	(151)	(4.8)%
Freight voyage days (3)	2,800	3,024	(224)	(7.4)%
Revenue tons carried (thousands) (4)
For all cargoes	2,768	2,540	228	9.0%
Excluding aggregates	1,275	1,196	79	6.6%
Aggregates	1,493	1,344	149	11.1%
Freight Rates (5)
For all cargoes	$26.10	$29.60	$(3.50)	(11.8)%
Excluding aggregates	$48.25	$53.64	$(5.39)	(10.0)%
Aggregates	$7.18	$8.22	$(1.04)	(12.7)%
Daily time charter equivalent rates (6)	$10,825	$13,383	$(2,558)	(19.1)%

Notes
(1)	Weighted average number of vessels in the fleet, excluding chartered out vessels.
(2)	Number of days that our vessels were available for hire, excluding chartered out vessels.
(3)	Number of days that our vessels were earning revenue, excluding chartered out vessels.
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

Voyage revenues for the three months ended September 30, 2011 were $72.3 million, a decrease of $2.9 million, or 3.9%, versus 2010.  Revenue tons carried increased 228,000 RT, or 9.0%, to 2,768,000 RT for the three months ended September 30, 2011, as compared to 2,540,000 RT in 2010.

Aggregates carried for the three months ended September 30, 2011 increased by 149,000 RT as compared to 2010, due to an increase in the number of aggregates voyages in 2011.  The increase in non-aggregate revenue tons carried by 79,000 RT was led primarily by higher bulk cargo.

Overall average freight rates for all cargoes decreased $3.50 per ton, or 11.8%, to $26.10 per ton for the three months ended September 30, 2011, as compared to $29.60 per ton in 2010.  Average freight rates for aggregate cargoes decreased $1.04 per ton, or 12.7%, to $7.18 per ton for the three months ended September 30, 2011, as compared to $8.22 per ton in 2010.  Average freight rates for other than aggregate cargoes decreased $5.39 per ton, or 10.0%, to $48.25 per ton for the three months ended September 30, 2011, as compared to $53.64 per ton in 2010.  During the three months ended September 30, 2011, we saw a weakening of freight rates for steel products, and concentrate cargoes.

The following table shows revenues attributed to our principal cargoes (in thousands):

	Three Months Ended September 30,
	2011		2010		Increase (Decrease)
Description	Amount	As a % of Total Voyage Revenue	Amount	As a % of Total Voyage Revenue	Amount	%
Steel products	$21,119	29.2	$30,732	40.9	$(9,613)	(31.3)
Metal concentrates	6,136	8.5	12,962	17.2	(6,826)	(52.7)
Aggregates	10,719	14.8	11,055	14.8	(336)	(3.0)
Other bulk cargo	16,897	23.4	7,361	9.8	9,536	129.5
Agricultural products	7,635	10.6	6,080	8.1	1,555	25.6
Fertilizers	2,854	3.9	1,613	2.1	1,241	76.9
Project cargo	2,652	3.7	326	0.4	2,326	713.5
Rolling stock	1,404	1.9	1,073	1.4	331	30.8
General cargo	1,716	2.4	2,404	3.2	(688)	(28.6)
Automotive products	918	1.3	903	1.2	15	1.7
Other	212	0.3	687	0.9	(475)	(69.1)
Voyage Revenues	$72,262	100.0	$75,196	100.0	$(2,934)	(3.9)

For the three months ended September 30, 2011 and 2010 we had contracts of affreightment, expiring through late 2013, under which we carried approximately 1,200,000 RT and 822,000 RT, respectively.  Such contracts generated $13.0 million and $13.3 million for each of the three months ended September 30, 2011 and 2010, respectively.

Time Charter Revenue
Time charter revenues represent earnings from those vessels that we have chartered out to third parties.  Revenue from time charters in progress is calculated using the daily charter hire rate, net of daily expenses, multiplied by the number of voyage days on-hire through period end.  The key factors driving time charter revenue are the number of days vessels are chartered out and the daily charter hire rates.

The key metrics related to time charter revenue are as follows:
	Three Months Ended September 30		Amount	%
	2011	2010	Increase (Decrease)
Time Charter Revenue (in thousands)	$22,984	$22,656	$328	1.4
Number of vessels (1)	20	14	6	42.9
Time Charter days (2)	1,879	1,262	617	48.9
Daily charter hire rates (3)	$12,232	$17,953	$(5,721)	(31.9)
Daily time charter equivalent rates (4)	$11,101	$17,260	$(6,159)	(35.7)

Notes
(1)	Weighted average number of vessels chartered out.
(2)	Number of days the vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Daily Time Charter Equivalent or "TCE" rates for vessels that are time chartered out are defined as time charter revenue during the period reduced principally by commissions and certain voyage costs (for which we are responsible under some time charters) divided by the number of available time charter days during the period. Voyage costs incurred under some time charters were $1.2 million and ($0.1) million for the three months ended September 30, 2011 and 2010, respectively.  Voyage costs in 2010 relate to port costs incurred in connection with the time charter out of vessels in the Brazilian coastal trade.   No deduction is made for vessel or general and administrative expenses.  Commissions for vessels that were time chartered out for the three months ended September 30, 2011 and 2010 were $0.9 million and $1.0 million, respectively.

Time charter revenues for the three months ended September 30, 2011 were $23.0 million, an increase of $0.3 million, or 1.4%, versus 2010.  Such increase in time charter revenue was primarily due to additional time charter-out days which increased 617 days, or 48.9%, to 1,879 days for the three months ended September 30, 2011 from 1,262 days in 2010. Average charter hire rates decreased $5,721 per day, or 31.9%, to $12,232 per day for the three months ended September 30, 2011 from $17,953 per day in 2010.  Charter hire rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.  Decreases in the average charter hire rate per day are reflective of the continued over supply of freight vessels and weakness of the worldwide economy.

Logistics Revenue
Logistic revenues represent revenues earned for both ocean and in-land transportation.  Logistics revenues for the three months ended September 30, 2011 were $0.2 million, a decrease of $1.4 million, versus 2010.  Such decrease resulted from the closure of our Texas Logistics office because of low demand; however, logistics movements continue to be made through other offices to meet customer expectations and requirements.

Operating Expenses
The principal components of operating expenses are as follows (in thousands):

	Three Months Ended September 30,
	2011		2010		Increase (Decrease)
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	Amount	%
Voyage expense	$42,248	44.2	$34,840	34.9	$7,408	21.3
Logistics	174	0.2	1,347	1.4	(1,173)	(87.1)
Vessel expense	35,998	37.6	31,081	31.2	4,917	15.8
Depreciation and amortization	20,221	21.1	25,623	25.7	(5,402)	(21.1)
General and administrative	10,626	11.1	11,182	11.2	(556)	(5.0)
Operating Expenses	$109,267	114.2	$104,073	104.4	$5,194	5.0

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

The principal components of voyage expense were as follows (in thousands):

	Three Months Ended September 30,
	2011			2010			Increase (Decrease)
	Amount	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	Amount	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	Amount	As a % of 2010 Voyage Expense	As a % of Voyage & Time Charter Revenue
Fuel expense	$23,036	54.5	24.2	$17,028	48.9	17.4	$6,008	35.3	6.8
Commission expense	4,581	10.9	4.8	4,668	13.4	4.8	(87)	(1.9)
Port call expense	7,979	18.9	8.4	7,303	21.0	7.5	676	9.3	0.9
Stevedore and other
cargo-related expense	2,968	7.0	3.1	4,467	12.8	4.6	(1,499)	(33.6)	(1.5)
Miscellaneous voyage
expense	3,684	8.7	3.9	1,374	3.9	1.4	2,310	168.1	2.5
Voyage Expenses	$42,248	100.0	44.4	$34,840	100.0	35.7	$7,408	21.3	8.7

Voyage expenses for the three months ended September 30, 2011 were $42.2 million, an increase of $7.4 million, or 21.3%, versus 2010.  Such increase was due principally to an increase in fuel expense, port call expenses, and miscellaneous voyage expenses, partially offset by a decrease in commission and stevedore expenses.

Fuel expenses for the three months ended September 30, 2011 were $23.0 million, an increase of $6.0 million, or 35.3%, versus 2010. Such increase was due primarily to an increase in the average price per metric ton ("MT"). For the three months ended September 30, 2011, the average price per MT increased $165, or 33.6%, to $656 per MT from $491 per MT in 2010. Fuel consumption increased slightly by 440 MT, or 1.3%, to 35,089 MT for the three months ended September 30, 2011 from 34,649 MT in 2010. Average fuel cost per freight voyage day was $8,227 for the three months ended September 30, 2011 versus $6,246 in 2010.

Commissions for the three months ended September 30, 2011 decreased $.09 million, or 1.9%, as compared to 2010.  Commissions and port agency fees include amounts paid to TBS Commercial Group Ltd. ("TBS Commercial Group") and Beacon Holdings Ltd. ("Beacon"), companies that are owned by our principal shareholders.  Such amounts paid to TBS Commercial Group and Beacon are fixed under agreements, and any new management agreements or amendments to such agreements are subject to the approval of the Compensation Committee of TBSI’s board of directors.  During the three months ended September 30, 2011 and 2010, we incurred commissions of $1.3 million and $1.8 million, respectively, to these entities.

Port call expenses for the three months ended September 30, 2011 were $8.0 million, an increase $.7 million, or 9.3%, versus 2010.  Port call expenses vary from period-to-period depending on the number of port calls, port days and the cost structure of the ports called upon.  Average cost per port call increased to $27,232 for the three months ended September 30, 2011 from $23,945 in 2010 as a result of the initiation of new service offerings into new markets.  The total port calls decreased to 293 for the three months ended September 30, 2011 versus 305 port calls in 2010.

Stevedore expenses for the three months ended September 30, 2011 were $3.0 million, a decrease of $1.5 million, or 33.6%, versus 2010, due primarily to a lower percentage of cargo being booked under “full liner” terms where the Company bears all of the costs of loading and unloading a shipment.

Miscellaneous expenses for the three months ended September 30, 2011 increased $2.3 million, or 168.1%, versus 2010, resulting primarily from an increase in costs associated with the employment of armed guards to escort vessels through highly dangerous waters, as well as an increase in canal transits.

Vessel Expenses
Vessel expenses are the costs we incur to own/control and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, crew costs, stores, lube oil, repairs and maintenance, registration taxes and fees, insurance, and communication expenses for vessels we own or control.

The following table sets forth the basic components of vessel expense (in thousands):

	Three Months Ended September 30,
	2011		2010		Increase (Decrease)
	Amount	As a % of Vessel Expense	Amount	As a % of Vessel Expense	Amount	%
Owned vessel expense	$28,667	79.6	$27,905	89.8	$762	2.7
Chartered-in vessel expense	3,412	9.5	562	1.8	2,850	507.1
Controlled vessel expense	2,047	5.7	1,834	5.9	213	11.6
Space charter expense	1,872	5.2	780	2.5	1,092	140.0
Vessel expense	$35,998	100.0	$31,081	100.0	$4,917	15.8

Vessel expenses for the three months ended September 30, 2010 were $36.0 million, an increase of $4.9 million, or 15.8%, versus 2010.

Owned vessel expense for the three months ended September 30, 2011 were $28.7 million, an increase of $0.8 million, or 2.7%, versus 2010. Average operating expense day rates decreased principally due to cost cutting measures.  The average operating expense day rate for the 52 non-Brazilian flagged vessels in the fleet was $5,482 per day for the three months ended September 30, 2011 compared to $5,861 per day in 2010.  While total vessel expenses increased period-to-period, per day vessel costs decreased due to an increase of 320 vessel days resulting from the net addition of three fleet vessels during the first half of 2011.

Chartered vessel expense increased $2.8 million to $3.4 million for the three months ended September 30, 2011 from $0.6 million in 2010.  The increase is due to an increase in the day rate to $14,010 in 2011 as compared to $6,492 in 2010, as well as an increase in chartered-in days which increased 85 days to 177 days, from 92 days in 2010.  The Company charters-in various vessels from the spot market; price volatility being driven by supply and demand.

Controlled vessel expense consists of charter-in costs for two vessels under separate charter agreements that contain purchase options.  We charter-in, under bareboat charters, the Laguna Belle and Seminole Princess, both of which were part of a sale/leaseback transaction that we entered into at the end of January 2007.  While daily charter rates are consistent from period-to-period, the $0.2 million increase in costs results from the recognition of losses during the quarter ended September 30, 2011 on several voyages that were initiated during the quarter that terminate during the quarter ending December 31, 2011.  When a loss is forecasted for a voyage, the full amount of the anticipated loss, including vessel expense, is recognized in the period in which the loss determination is made.

Space chartering, or the charter of less than an entire ship, expenses for the three months ended September 30, 2011 were $1.9 million versus $0.8 million for 2010.  In an effort to meet customer needs during the quarter, we chartered space on various vessels for a total of 60 days and transported cargo under four space charters versus 31 days under 2 space charters in 2010.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2011 was $20.2 million, a decrease of $5.4 million, or 21.1%, versus 2010.  Such decrease was due to lower vessel depreciable values resulting from a $201.7 million impairment charge recorded at December 31, 2010.  Our owned/controlled fleet increased to an average of 52 vessels for the three months ended September 30, 2011, from an average of 49 vessels in 2010 due to the delivery of the three remaining vessel commissioned as part of the Company’s newbuilding program.

General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2011 were $10.6 million, a decrease of $0.6 million, or 5.0%, versus 2010. This reduction emanated from our continuing efforts to cut overhead expenses.

Interest Expense
Interest expenses for the three months ended September 30, 2011 were $8.3 million, an increase of $1.7 million, or 26.0%, versus 2010.  Such increase was due to the inclusion of interest on borrowings related to three new ships that was previously capitalized while the ships were under construction.  Our average effective interest rate, including the amortization of financing costs and swap related interest costs, decreased to approximately 9.9% for the three months ended September 30, 2011, compared to approximately 10.7% in 2010.  Average bank margins were approximately 5.0% for the three months ended September 30, 2011, compared to approximately 3.9% in 2010.

Net Loss Attributable to Non-controlling Interest
In January 2010, the Company entered into a joint-venture agreement to form Log.Star Navegação S.A., ("Log-Star").  The Company acquired a 70% economic interest in Log-Star while Log-In Logística Intermodal S.A. (“Logistica”), an unrelated corporation, purchased a 30% non-controlling interest.  Log-Star is engaged in the transport of cargo in the Brazilian coastal cabotage trade, as well as in the Amazon River and commenced operations in April 2010.  The net loss attributable to the non-controlling interest of $0.9 million represents Logistica’s proportionate share of the venture’s net loss for the three months ended September 30, 2011.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

The following table presents the principal components of the Company’s revenue (in thousands):

	Nine Months Ended September 30,
	2011		2010		Increase (Decrease)
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	Amount	%
Voyage revenue	$217,577	77.0	$220,194	70.8	$(2,617)	(1.2)
Time charter revenue	62,779	22.2	83,217	26.8	(20,438)	(24.6)
Logistics revenue	770	0.3	7,238	2.3	(6,468)	(89.4)
Other revenue	1,521	0.5	414	0.1	1,107	267.4
Revenues	$282,647	100.0	$311,063	100.0	$(28,416)	(9.1)

Voyage Revenues
Selected key metrics, including voyage days, revenue tons ("RT") and average freight rates are shown for all cargoes and separately, for each of non-aggregate cargoes and aggregate cargoes.  Aggregate cargoes are high-volume, low freighted cargo consisting principally of construction materials such as crushed stone. While average freight rates on aggregate bulk cargoes are lower than average freight rates on other types of cargoes, voyage costs are also lower resulting in comparable daily time charter equivalent rates.

The table below shows key metrics related to voyage revenue:

	Nine Months Ended September 30,
	2011	2010	Increase (Decrease)
Voyage Revenue (in thousands)	$217,577	$220,194	$(2,617)	(1.2)%
Number of vessels (1)	31	31		0.0%
Days available for hire (2)	8,803	8,552	251	2.9%
Freight voyage days (3)	8,449	8,384	65	0.8%
Revenue tons carried (thousands) (4)
For all cargoes	8,653	7,588	1,065	14.0%
Excluding aggregates	3,776	3,516	260	7.4%
Aggregates	4,877	4,072	805	19.8%
Freight Rates (5)
For all cargoes	$25.15	$29.02	$(3.87)	(13.3)%
Excluding aggregates	$48.95	$54.41	$(5.46)	(10.0)%
Aggregates	$6.72	$7.09	$(0.37)	(5.2)%
Daily time charter equivalent rates (6)	$11,050	$14,052	$(3,002)	(21.4)%

Notes
(1)	Weighted average number of vessels in the fleet, excluding chartered out vessels.
(2)	Number of days that our vessels were available for hire, excluding chartered out vessels.
(3)	Number of days that our vessels were earning revenue, excluding chartered out vessels.
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

Voyage revenues for the nine months ended September 30, 2011 were $217.6 million, a decrease of $2.6 million, or 1.2%, as compared to 2010.  Such decrease was due primarily to a decrease in freight rates, partially offset by an increase in revenue tons carried. Overall average freight rates for all cargoes decreased $3.87 per ton, or 13.3%, to $25.15 per ton for the nine months ended September 30, 2011, as compared to $29.02 per ton in 2010.

Average freight rates for other than aggregate cargoes decreased $5.46 per ton, or 10.0%, to $48.95 per ton for the nine months ended September 30, 2011, as compared to $54.41 per ton in 2010.  During the nine months ended September 30, 2011, we saw a softening of freight rates for steel products, bulk cargo, and concentrate cargoes.  Revenue tons carried for agricultural products decreased sharply, primarily due to the expiration of a sugar contract of affreightment during the quarter ended December 31, 2010, which reduced revenue tons by 674,000.  Average freight rates for aggregate cargoes decreased $0.37 per ton, or 5.2%, to $6.72 per ton for the nine months ended September 30, 2011, as compared to $7.09 per ton in 2010.

Revenue tons carried increased 1,065,000, or 14.0%, to 8,653,000 RT for the nine months ended September 30, 2011 from 7,588,000 RT in 2010. Aggregates carried for the nine months ended September 30, 2011 increased by 805,000 RT as compared to 2010, due to an increase in the number of aggregate voyages in 2011. The increase in non-aggregate revenue tons carried of approximately 260,000 RT was led primarily by higher bulk cargo and fertilizers.

The following table shows revenues attributed to our principal cargoes (in thousands):

	Nine Months Ended September 30,
	2011		2010		Increase (Decrease)
Description	Amount	As a % of Total Voyage Revenue	Amount	As a % of Total Voyage Revenue	Amount	%
Steel products	$69,017	31.7	$77,576	35.2	$(8,559)	(11.0)
Metal concentrates	21,910	10.1	31,773	14.4	(9,863)	(31.0)
Aggregates	32,770	15.1	28,870	13.1	3,900	13.5
Other bulk cargo	39,152	18.0	24,802	11.3	14,350	57.9
Agricultural products	21,737	10.0	30,958	14.1	(9,221)	(29.8)
Fertilizers	10,080	4.6	4,578	2.1	5,502	120.2
Project cargo	8,674	4.0	4,708	2.1	3,966	84.2
Rolling stock	4,686	2.1	3,993	1.8	693	17.4
General cargo	5,799	2.7	8,275	3.8	(2,476)	(29.9)
Automotive products	2,548	1.2	2,956	1.3	(408)	(13.8)
Other	1,204	0.5	1,705	0.8	(501)	(29.4)
Voyage Revenues	$217,577	100.0	$220,194	100.0	$(2,617)	(1.2)

For the nine months ended September 30, 2011 and 2010, we had contracts of affreightment, expiring through late 2013, under which we carried approximately 3,900,000 RT and 1,900,000 RT, respectively.  Such contracts generated $41.7 million and $29.7 million for each of the nine months ended September 30, 2011 and 2010, respectively.

Time Charter Revenue
The key metrics related to time charter revenue are as follows:

	Nine Months Ended September 30,		Amount	%
	2011	2010	Increase (Decrease)
Time Charter Revenue (in thousands)	$62,779	$83,217	$(20,438)	(24.6)
Number of vessels (1)	19	16	3	18.8
Time Charter days (2)	5,059	4,437	622	14.0
Daily charter hire rates (3)	$12,409	$18,756	$(6,347)	(33.8)
Daily time charter equivalent rates (4)	$11,585	$17,498	$(5,913)	(33.8)

Notes:
(1)	Weighted average number of vessels chartered out.
(2)	Number of days the vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Daily Time Charter Equivalent or "TCE" rates for vessels that are time chartered out are defined as time charter revenue during the period reduced principally by commissions and certain voyage costs (for which we are responsible under some time charters) divided by the number of available time charter days during the period. Voyage costs incurred under some time charters were $1.6 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively.  Voyage costs in 2010 relate to port costs incurred in connection with the time charter out of vessels in the Brazilian coastal trade.  No deduction is made for vessel or general and administrative expenses.  Commissions for vessels that were time chartered out for the nine months ended September 30, 2011 and 2010 were $2.6 million and $3.7 million, respectively.

Time charter revenues for the nine months ended September 30, 2011 were $62.8 million, a decrease of $20.4 million, or 24.6%, versus 2010.  Such decrease in time charter revenue was primarily due to lower average charter hire rates, which decreased by $6,347 per day to $12,409 per day for the nine months ended September 30, 2011 from $18,756 per day in 2010.  Charter hire rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. Decreases in the average charter hire rate per day are reflective of the continued over supply of freight vessels and weakness in the worldwide economy.

Logistics Revenue
Logistics revenues for the nine months ended September 30, 2011 were $0.8 million, a decrease of $6.5 million, or 89.4%, versus 2010.  Such decrease resulted from the closure of our Texas Logistics office because of low demand; however, logistics movements continue to be made through other offices to meet customer expectations and requirements.

Operating Expenses
The principal components of operating expenses are as follows (in thousands):

	Nine Months Ended September 30,
	2011		2010		Increase (Decrease)
	Amount	As a % of Total Revenue	Amount	As a % of Total Revenue	Amount	%
Voyage expense	$123,324	43.6	$106,888	34.4	$16,436	15.4
Logistics	370	0.1	4,972	1.6	(4,602)	(92.6)
Vessel expense	99,129	35.1	90,520	29.1	8,609	9.5
Depreciation and amortization	59,657	21.1	76,853	24.7	(17,196)	(22.4)
General and administrative	30,709	10.9	37,585	12.1	(6,876)	(18.3)
Net loss on vessel held for sale			5,154	1.7	(5,154)	(100.0)
Operating Expenses	$313,189	110.8	$321,972	103.6	$(8,783)	(2.7)

Voyage Expenses
The principal components of voyage expense were as follows:

	Nine Months Ended September 30
	2011			2010			Increase (Decrease)
	Amount	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	Amount	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	Amount	As a % of 2010 Expense	As a % of Voyage & Time Charter Revenue
Fuel expense	$65,168	52.8	23.2	$51,480	48.2	17.0	$13,688	26.6	6.2
Commission expense	13,626	11.1	4.9	15,987	15.0	5.3	(2,361)	(14.8)	(0.4)
Port call expense	24,515	19.9	8.7	20,716	19.3	6.8	3,799	18.3	1.9
Stevedore and other
cargo-related expense	10,125	8.2	3.6	10,807	10.1	3.6	(682)	(6.3)
Miscellaneous voyage
expense	9,890	8.0	3.5	7,898	7.4	2.6	1,992	25.2	0.9
Voyage Expense	$123,324	100.0	43.9	$106,888	100.0	35.3	$16,436	15.4	8.6

Voyage expenses for the nine months ended September 30, 2011 were $123.3 million, an increase of $16.4 million, or 15.4%, versus 2010.  Such increase was due principally to an increase in fuel expense, port call expenses, and miscellaneous expenses, partially offset by a decrease in commission and stevedore expense.

Fuel expenses for the nine months ended September 30, 2011 were $65.2 million, an increase of $13.7 million, or 26.6%, versus 2010.  Such increase was due primarily to an increase in the average price per metric ton "MT".  For the nine months ended September 30, 2011, the average price per MT increased $116, or 22.8%, to $624 per MT from $508 per MT in 2010.  Fuel consumption increased 2,959 MT, or 2.9%, to 104,366 MT for the nine months ended September 30, 2011 from 101,407 MT in 2010, primarily due to an increase in daily average fuel consumption per vessel.

Commissions for the nine months ended September 30, 2011 decreased $2.4 million, or 14.8%, as compared to 2010, primarily as a result of the $20.8 million reduction in time charter revenue.  Commissions and port agency fees include amounts paid to TBS Commercial Group Ltd and Beacon, companies that are owned by our principal shareholders.  Such amounts paid to TBS Commercial Group and Beacon are fixed under agreements, and any new management agreements or amendments to such agreements are subject to approval by the Compensation Committee of TBSI’s board of directors.  During the nine months ended September 30, 2011 and 2010, we incurred commissions of $3.8 million and $5.3 million, respectively, to these entities.

Port call expenses for the nine months ended September 30, 2011 were $24.5 million, an increase of $3.8 million, or 18.3% versus 2010.  Port call expenses vary from period-to-period depending on the number of port calls, port days and the cost structure of the ports called upon.  Average cost per port call increased to $28,146 for the nine months ended September 30, 2011 from $24,203 in 2010, as a result of the initiation of new service offerings into new markets.  The total port calls increased to 871 for the nine months ended September 30, 2011 compared to 856 port calls in 2010.

Stevedore expenses for the nine months ended September 30, 2011 were $10.1 million, a decrease of $0.7 million, or 6.3%, versus 2010, due primarily to a lower percentage of cargo being booked under “full liner” terms where the Company bears all of the costs of loading and unloading a shipment.

Miscellaneous expenses for the nine months ended September 30, 2011 increased $2.0 million, or 25.2%, versus 2010, resulting primarily from an increase in canal transits, as well as costs associated with the employment of armed guards to escort vessels through highly dangerous waters.

Vessel Expenses
The following table sets forth the basic components of vessel expense (in thousands):

	Nine Months Ended September 30,
	2011		2010		Increase (Decrease)
	Amount	As a % of Vessel Expense	Amount	As a % of Vessel Expense	Amount	%
Owned vessel expense	$80,912	81.6	$81,881	90.5	$(969)	(1.2)
Chartered-in vessel expense	7,210	7.3	2,137	2.3	5,073	237.4
Controlled vessel expense	5,655	5.7	5,319	5.9	336	6.3
Space charter expense	5,352	5.4	1,183	1.3	4,169	352.4
Vessel expenses	$99,129	100.0	$90,520	100.0	$8,609	9.5

Vessel expenses for the nine months ended September 30, 2010 were $99.1 million, an increase of $8.6 million, or 9.5%, versus 2010.  The increase in vessel expenses was due primarily to an increase of vessels being time chartered in and space charter relets.

Owned vessel expenses for the nine months ended September 30, 2011 were $80.9 million, a decrease of $1.0 million, or 1.2%, versus 2010.  The average operating expense day rate for the 52 non-Brazilian flagged vessels in the fleet was $5,173 per day for the nine months ended September 30, 2011, versus $5,840 per day in 2010.  The reduction in the per day vessel costs results from an increase in vessel days due to the net addition of three vessels during the first half of 2011, as well as the Company’s cost cutting measures.

Chartered vessel expense for the nine months ended September 30, 2011 increased $5.1 million to $7.2 million from $2.1 million in 2010.  Excluding the three Brazilian flagged vessels, the increase is due to an increase in the day rate to $13,463 per day for the period as compared to $6,388 per day in 2010, as well as an increase in chartered-in days which increased 211 days to 333 days, from 122 days in 2010.

Space chartering, or the charter of less than an entire ship, expenses for the nine months ended September 30, 2011 were $5.4 million versus $1.2 million for 2010.  In an effort to meet customer needs during the nine months ended September 30, 2011, we chartered space on various vessels for a total of 371 days and transported cargo under 15 space charters versus 53 days under 4 space charters in 2010.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2011 was $59.7 million, a decrease of $17.2 million, or 22.4%, versus 2010.  Such decrease was due to lower vessel depreciable values resulting from a $201.7 million impairment charge recorded at December 31, 2010.  Our owned/controlled fleet increased to an average of 51 vessels for the nine months ended September 30, 2011, from an average of 49 vessels in 2010 due to the delivery of the three remaining vessels commissioned as part of the Company’s newbuilding program.

General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2011 were $30.7 million, a decrease of $6.9 million, or 18.3%, versus 2010.  Such decrease was due principally to lower compensation costs.  Compensation costs for the nine months ended September 30, 2010 included stock-based compensation costs of $5.6 million for fully-vested shares awarded as a non-cash bonus to employees.  No similar share grant was made in 2011.

Interest Expense
Interest expenses for the nine months ended September 30, 2011 were $23.7 million, an increase of $5.5 million, or 30.1%, versus 2010.  Such increase was due to several factors: (a) the inclusion of interest on borrowings related to six new ships that was previously capitalized while the ships were under construction, (b) the inclusion of financing costs related to third party transaction fees incurred in connection with the January 28, 2011 debt restructuring, and (c) the inclusion of an additional 2.00% default rate paid to some of our lenders.  Our average effective interest rate, including the amortization of financing costs and swap related interest costs, decreased to approximately 9.5% for the nine months ended September 30, 2011, as compared to approximately 9.8% in 2010.  Average bank margins were approximately 5.0% for the nine months ended September 30, 2011 as compared to approximately 4.9% in 2010.

Loss on Extinguishment of Debt
The loss on the extinguishment of debt for the nine months ended September 30, 2011 was $1.1 million, an increase of $0.9 million versus 2010.  Such losses were incurred in connection with the write-off of unamortized deferred financing costs for the Bank of America Revolving Credit Facility that was converted into a term loan coincident with the loan amendments and waivers to our credit facilities in January 2011.

Net Loss Attributable to Non-controlling Interest
Our 70% owned Brazilian subsidiary, Log-Star, is engaged in the transport of cargo in the Brazilian coastal cabotage trade, as well as in the Amazon River and commenced operations in April 2010.  The net loss attributable to non-controlling interest of $2.9 million represents its non-controlling shareholder’s proportionate share of the venture’s net loss for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Liquidity
Our ability to fund operating expenses, capital expenditures, to make scheduled payments of interest and debt principal and continue as a going concern will depend on future operating performance, prevailing economic conditions and financial and other factors beyond our control.  The Company has entered into negotiations with its lenders to restructure the scheduled principal amounts due to the lenders, obtain waivers of past and ongoing events of default and seek further modifications or waivers to the financial covenants.  Even if such negotiations are successful or the Forbearance Agreements are extended, the Company may still need to raise additional funds to facilitate principal repayments subsequent to December 15, 2011, and to remain in compliance with the minimum cash liquidity covenant or other covenants under its credit facilities.  If the negotiations with the Company's lenders are unsuccessful, the Forbearance Agreements are not extended and the Company is unable to raise additional capital, there are substantial doubts about the Company’s ability to continue as a going concern.

Our principal sources of funds are operating cash flows and long-term bank borrowings.  Our primary uses of such funds are expenditures to operate our fleet of vessels, fund our capital program to maintain the quality of our fleet and compliance with international shipping standards and regulations, and to pay principal and interest on our outstanding debt obligations.

	Nine Months Ended September 30,
Cash Provided By (Used For)	2011	2010
	(in thousands)
Operating Activities	$7,457	$49,280
Investing Activities	(25,085)	(55,856)
Financing Activities	10,059	(28,997)

Operating Activities
Net cash provided by operating activities was $7.5 million for the nine months ended September 30, 2011 versus $49.3 million for 2010.  The decrease of $41.8 million was primarily the result of the (i) increase in the loss for the period of $25.9 million resulting principally from the substantial decrease in freight rates, (ii) a $17.2 million reduction of depreciation resulting from the $201.7 million adjustment to the fair value of our long-term fleet assets at December 31, 2010, offset in part by an increase in depreciation for vessels placed in service during 2011, (iii) a $3.2 million reduction in stock-based compensation, (iv) inclusion of a $5.2 million loss on a vessel held for sale in 2010, and (v) a decrease in the components of working capital, exclusive of debt.

Investing Activities
Net cash used for investing activities was $25.1 million for the nine months ended September 30, 2011, consisting principally of $29.9 million used for vessel acquisitions and capital improvements, offset by $6.3 million from restricted cash.  In the comparable period of 2010, net cash used in investing activities was $55.8 million consisting principally of $59.9 million used for vessel acquisitions and capital improvements, offset by $2.5 million from restricted cash.

Cash used for vessel acquisitions and capital improvements consisted of the following:

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Vessels purchased	$123.8	$80.3
Amount reclassed from construction in progress to vessels	(123.8)	(80.3)
Construction in progress	22.2	42.6
Vessels improvements and other equipment	7.7	17.3
Other fixed asset additions	0.5	0.4
	$30.4	$60.3

During 2011, we made payments to the Shipyard and incurred capitalized costs totaling $22.2 million for three vessels delivered during 2011, while during 2010 we made payments to the Shipyard and incurred capitalized costs totaling $42.6 million for the above mentioned vessels.  During 2011 and 2010, we incurred $7.7 million and $17.3 million, respectively, for vessel improvements and vessel equipment.  Vessel improvements and equipment include steel renewal and replacement, major overhauls, new equipment, and takeover costs, including the cost of the first drydocking after acquisition.  During 2011 and 2010, $6.3 million and $2.5 million, respectively, were paid to the Shipyard from restricted cash.  The RBS Credit Facility, as amended, required that we deposit a portion of the installment payments with the bank, which were due to the Shipyard and not funded by the credit facility.

Financing Activities
Net cash provided by financing activities was $10.1 million for the nine months ended September 30, 2011 versus the use of $29.0 million during 2010.  During 2011 and 2010, we borrowed $14.6 million and $25.0 million, respectively, under the RBS credit facility that funded the development and delivery of the Comanche Maiden, Omaha Belle, and the Maya Princess.  During 2011, we paid $3.9 million of financing costs in connection with the January and April 2011 debt modifications while in 2010 we paid $4.1 million of financing and leasing costs associated with obtaining the March 2010 loan covenant waivers.  During 2011, we received proceeds of $10.8 million from separate offerings of Series A and B Preference Shares while in 2010 no such offerings were consummated.  During 2011 and 2010, we made $12.3 million and $48.0 million, respectively, of scheduled debt principal payments.  In January 2010, the Company entered into a joint-venture agreement and acquired a 70% interest in Log.Star Navegação S.A. ("Log-Star") while Log-In Logística Intermodal S.A., an unrelated corporation, purchased a non-controlling interest of 30% for $1.4 million.  During 2011 and 2010, we purchased 127,730 and 110,832 shares, respectively, for the treasury at a cost of $0.2 million and $0.7 million, respectively.

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

Effective January 28, 2011, the Company and its lenders amended various terms of the credit agreements to which they are parties, including the principal repayment schedules and waived any existing defaults.  However, the Company continued to experience a further deterioration of freight voyage rates during the first half of 2011 and along with a combination of worldwide factors, such as increased fuel costs, industry over-capacity and the negative impact on shipping demand due to adverse weather conditions and natural disasters, management did not believe that there would be an immediate recovery.  On April 18, 2011, the Company and its lenders agreed to temporarily modify the financial covenants related to the Company’s consolidated leverage ratio, consolidated interest coverage ratio and minimum cash balance, as well as certain other terms through December 31, 2011.

Under the modified credit agreements, the minimum consolidated interest charge coverage ratio was reduced for the quarter ended September 30, 2011, and the quarter ending December 31, 2011 from 3.35 to 1.00 to 2.50 to 1.00.  In addition, the amendments increased the maximum consolidated leverage ratio for the same periods from 4.00 to 1.00 to 5.10 to 1.00 and reduced the minimum average weekly cash requirement from $15.0 million to $10.0 million through the week ending January 1, 2012.  Thereafter, the financial covenant requirements will revert back to the levels set forth in the January 28, 2011 amendments.

As a condition for the above referenced amendments, the Management Shareholders purchased 30,000 Series B Preference Shares directly from the Company in January 2011 for aggregate consideration of $3.0 million.  In addition, the Company completed a rights offering in May 2011 whereby it issued 78,260 Series A Preference Shares for aggregate consideration of $7.8 million; 70,000 of such shares being purchased by the Management Shareholders.

The economic malaise inherent in the global marketplace for the transportation of bulk dry cargo, as well as increased fuel costs and industry over-capacity, continue to have a materially adverse impact on freight rates, the Company’s results of operations and cash flows, the market values of its vessels, and its future ability to pay scheduled principal amounts when due and to maintain financial ratios as required by its credit facilities.  Consequently, on September 7, 2011, the Company entered into forbearance agreements (“Forbearance Agreements”) with all lenders participating in the various credit facilities.  In accordance with the terms of the Forbearance Agreements, the lenders have agreed to forbear from exercising their rights and remedies against the Company for events of default under the various credit agreements related to the Company’s failure to: (i) pay the scheduled principal amount due to the lenders on September 30, 2011, (ii) comply with the Minimum Consolidated Interest Charges Coverage Ratio and the Maximum Consolidated Leverage Ratio as defined in the various credit agreements, and (iii) maintain a Loan Value equal to or in excess of the Total Outstandings, as defined in the various credit agreements.

In addition, the lenders have agreed to forbear from exercising their rights and remedies under the various credit agreements for the Company’s potential failure to: (i) provide the required minimum Qualified Cash Flow Forecasts that evidence the required minimum Qualified Cash, as defined in the various credit agreements, and (ii) maintain the required minimum Qualified Cash, as defined in the various credit agreements.

The Forbearance Agreements terminate on the earlier of: (i) December 15, 2011 or (ii) the date that the Company fails to comply with any of the terms or undertakings of the Forbearance Agreements and the related credit agreements, as amended.  During this forbearance period, the Company and its lenders have been discussing a variety of matters, including the restructuring of our indebtedness and the sale of certain vessels.  We have contracted for the sale of three vessels, with closings scheduled for November and December 2011, with the sale proceeds scheduled for repayment of related secured debt.  While our discussions with our lenders have not reached the stage where the terms of a restructuring have been agreed upon, we believe that the lenders would not accept that our common equity has any value and, therefore, would not agree to a restructuring in which any value were attributed to our common equity.

At December 31, 2010, the Company was in compliance with all financial covenants relating to its debt.  However, absent waivers, the Company would not have been in compliance with the value to loan requirements of the Berenberg and the Credit Suisse credit facilities.  The Company was not in compliance with all financial covenants relating to its debt at September 30, 2011.  GAAP requires that long-term loans be classified as current liabilities when either a covenant violation that gives the lender the right to call the debt has occurred at the balance sheet date, or such covenant violation would have occurred absent a waiver of those covenants, and in either case it is probable that the covenant violation will not be cured within the next twelve months.  Consequently, long-term debt is classified as a current liability in the consolidated balance sheet at both September 30, 2011 and December 31, 2010.

While the Company generates sufficient cash flow to fund its daily operations, it is unable to generate sufficient liquidity to satisfy its debt obligations as they come due.  Even if the Company is successful in restructuring scheduled principal amounts or the Forbearance Agreements are extended, the Company will need to raise additional funds to facilitate principal repayments subsequent to December 15, 2011, and to remain in compliance with the minimum cash liquidity covenant or other covenants under its credit facilities.  As a results, there continues to be substantial doubt about the Company’s ability to continue as a going concern.  The Company will continue its efforts to reduce operating costs and has engaged an investment banking firm to assist in obtaining additional funding; however, there is no guarantee that any or all of the Company’s efforts to strengthen its financial position will be successful.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
We use Adjusted EBITDA as a liquidity measure and believe that Adjusted EBITDA is useful to investors because our industry is capital intensive and this measure serves as an alternative indicator of our ability to satisfy our debt obligations and meet our debt covenant requirements. However, Adjusted EBITDA is not a complete measure of cash flow and liquidity because Adjusted EBITDA does not include reductions for cash payments made to (i) service our debt obligations, (ii) fund our working capital requirements or (iii) fund our capital program. Our calculation of Adjusted EBITDA commences with Net Income or Loss as presented in the Consolidated Statement of Operations and adds back (i) earnings attributable to minority interests, (ii) net interest expense, (iii) income taxes, (iv) depreciation and amortization charges, (v) stock-based compensation, and (vi) non-cash impairment charges relating to goodwill and vessels. Since Adjusted EBITDA is not defined by GAAP, our definition of Adjusted EBITDA may not be comparable to other definitions of Adjusted EBITDA. As a result, Adjusted EDITDA should be evaluated in conjunction with net cash flows from operating, investing and financing activities for a more complete analysis of the Company’s cash flow performance, as they include the financial statement impact of such items.

Adjusted EBITDA is the starting point in calculating EBITDA, as defined by our debt agreements, which is calculated by adding to Adjusted EBITDA (i) net losses from sales of vessels, (ii) non-cash stock-based-compensation, and (iii) losses attributable to our joint-ventures, while subtracting (i) all net gains from the sales of vessels, and (ii) any income or gains attributable to our joint-ventures.

The following schedule reconciles Adjusted EBITDA to Net Loss and to Net Cash Provided by Operating Activities for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010

Net loss	$(55,166)	$(29,219)
Net loss attributable to non-controlling interest	2,870	1,343
Interest expense and extinguishment losses	24,768	18,377
Depreciation and amortization	59,657	76,853

EBITDA	32,129	67,354
Stock-based compensation	1,999	5,187
Loss on vessel held for sale		5,154

Adjusted EBITDA	34,128	77,695

Net changes in operating assets and liabilities	3,818	(4,818)
Drydocking expenses	(7,864)	(8,450)
Net interest expense, exclusive of amortization of financing costs, non-cash changes in value of swap contracts and non-cash interest	(19,755)	(13,748)
Income from non-consolidated joint ventures		(56)
Net loss attributable to non-controlling interest	(2,870)	(1,343)

Net Cash Provided by Operating Activities	$7,457	$49,280

Cash Used for Investing Activities	$(25,085)	$(55,856)

Cash Provided by (Used for) Financing Activities	$10,059	$(28,997)

Other Commitments
Our contractual obligations as of September 30, 2011 are shown in the following table (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$335,263	$31,593	$163,458	$133,625	$6,587
Estimated variable interest payments (2)	59,032	24,179	30,669	3,867	317
Operating Lease obligations (3)	19,459	9,155	10,304
Total contractual cash obligations	$413,754	$64,927	$204,431	$137,492	$6,904

Notes:
1)
As of September 30, 2011, we had $335.3 million of indebtedness outstanding under loans to our subsidiaries that we guarantee, $24.1 million under the $40.0 million credit facility with Credit Suisse, $25.0 million under the $75.0 million credit facility with DVB Group Merchant Bank (Asia) Ltd., $11.7 million under the $35.0 million credit facility with AIG Commercial Equipment Finance, $14.1 million under the $142.5 term loan with Bank of America, $110.1 million under the $110.1 million term loan #2 credit facility with Bank of America, $0.7 million Payment in Kind interest due at maturity under the term loan #2 credit facility with Bank of America, $5.5 million under the $13.0 million credit facility with Berenberg Bank and $144.1 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building program.   The long-term portion of the debt obligations included in the above table has not been reclassified to current debt (see "Note 8 – Long-Term Debt" to our consolidated financial statements).  If the debt obligations of $335.3 million were reclassified to current debt and shown as being due in the less than one year column, “Total contractual cash obligations” on the above table would have been as follows: less than one year, $368.6 million; 1-3 years, $10.3million; 3-5 years, $0.0 million; and more than 5 years, $0.0 million.

2)
Amounts for all periods represent our estimated future interest payments on our credit facilities based upon amounts outstanding at September 30, 2011 at an annual interest rate of 8.0%, which approximates the average interest rate on all outstanding debt at September 30, 2011.

3)
Operating lease obligations include obligations under two seven-year bareboat charters for the Seminole Princess and the Laguna Belle, three-year bareboat charters for three Brazilian flagged vessels operated through the Log-Star joint venture and office leases, net of a sub-lease.

Dividend Policy
As of September 30, 2011, we have never declared or paid dividends on our ordinary shares.  Provisions of our debt instruments and related loan agreements for our syndicated credit facilities allow the subsidiaries borrowing under the credit facilities to pay dividends to us, but restrict us from declaring or making dividends or other distributions on our ordinary shares or preference shares.  Future dividends, if any, on our ordinary shares or preference shares will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with Irish law.

Under Irish law, TBSI must have “distributable reserves” in its unconsolidated balance sheet prepared in accordance with the Irish Companies Acts to enable it to pay cash dividends or buy back shares for its treasury.  Our shareholders passed a resolution that created “distributable reserves” in accordance with Irish law.

Distributions made by us will generally be subject to dividend withholding tax at Ireland’s standard rate of income tax, currently 20%.  For dividend withholding tax purposes, a dividend includes any distribution made by TBSI to its shareholders, including cash dividends, non-cash dividends or additional stock or units granted in lieu of a cash dividend. TBSI is responsible for the administration of the dividend withholding tax and forwarding the relevant payment to the Irish Revenue Commissioners.

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

Summary of Critical Accounting Policies
The discussion and analysis of our results of operations, financial condition, and cash flows are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of our financial statements.  We base our estimates on historical experience and on various other facts and assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.

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

Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350) (“ASU 2011-08”) that amends the accounting guidance on goodwill impairment testing.  This amendment is intended to reduce complexity and cost by allowing an entity the option to make a qualitative evaluation of current facts and circumstances about the likelihood of a goodwill impairment as part of its determination of the need to calculate the fair value of a reporting unit.  The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We do not expect that the adoption of ASU 2011-08 will have a material impact on the Company’s financial position or results from operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220)” (“ASU 2011-05”).  ASU 2011-05 (i) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (ii) requires the consecutive presentation of the statement of net income and other comprehensive income; and (iii) requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented.  ASU 2011-05 is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011.  As ASU 2011-05 requires only enhanced disclosure, its adoption will not impact the Company’s financial position or results of operations.

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

At September 30, 2011, we had $335.3 million of floating rate debt outstanding.  In an effort to manage our interest rate risk, we entered into interest rate swap contracts with notional amounts aggregating $95.1 million that hedged approximately 28.4% of our outstanding debt at September 30, 2011.  We had interest rate swap contracts to pay an average fixed rate of 4.08% before loan margin and receive a floating rate of interest on the notional amount of $95.1 million. At September 30, 2011, the fair value of interest rate swap agreements was $7.1 million which was recorded on the consolidated balance sheet as a liability.  Interest loan margins over LIBOR at September 30, 2011 on floating rate debt were 6.00% on $110.8 million of debt; 5.75% on $25.0 million of debt; 5.00% on $31.3 million of debt; 4.25% on $144.1 million; and 4.00% on $24.1 million of debt.

As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have increased our net loss for the three and nine months ended September 30, 2011 by approximately $0.6 million and $1.8 million, respectively, based on our unhedged debt of $240.2 million at September 30, 2011.

Foreign Exchange Rate Risk:
We consider the U.S. dollar to be the functional currency for all of our entities.  Our financial results could be adversely affected by changes in foreign exchange rates.  For the nine months ended September 30, 2011 gains and losses resulting from foreign currency transactions were not significant.  We generate all of our revenues in U.S. dollars, but incur approximately 6.0% of our operating expenses in currencies other than U.S. dollars.  For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction.  At September 30, 2011, approximately 5.5% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

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

PART II

Item 1. Legal Proceedings

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business.  While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the Company’s consolidated financial position, results of operations or cash flows.  During the three months ended September 30, 2011, there have been no material changes to legal proceedings from those considered in our Annual Report on Form 10-K for the year ended December 31, 2010, which is incorporated herein by reference.

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

Because the bid price of our ordinary shares is below the minimum requirement for the Nasdaq Global Select Market, we cannot assure you that our Class A ordinary shares will continue to trade on that market or another national securities exchange.

On September 28, 2011, we received a notice from The Nasdaq Stock Market stating that, for the prior 30 consecutive trading days, the closing bid price for our Class A ordinary shares was below the minimum of $1.00 per share required for continued listing on the exchange.  The notification letter stated that we would be afforded 180 calendar days, or until March 26, 2012, to regain compliance with the minimum bid price requirement.  In order to regain compliance with the listing standards, the closing bid price for our Class A ordinary shares must be at least $1.00 for 10 consecutive trading days.  If we are unable to regain compliance by March 26, 2012, Nasdaq will notify us that the Class A ordinary shares will be subject to suspension and delisting procedures.  The Company intends to actively monitor the bid price of its Class A ordinary shares, but we cannot assure you that we will be able to regain compliance.  If we are unable to do so and our Class A ordinary shares are no longer listed on Nasdaq or another national securities exchange, the liquidity and market price of our Class A ordinary shares may be adversely affected.  Our Class A ordinary shares may cease to be publicly traded and we may cease to qualify for the shipping tax exemption under Section 883 of the Internal Revenue Code.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On September 7, 2011, in anticipation of not being able to pay the scheduled principal amounts due and comply with all of the terms and conditions of its various credit facilities, the Company entered into forbearance agreements (“Forbearance Agreements”) with all requisite lenders, expiring on December 15, 2011.  In accordance with the terms of the Forbearance Agreements, the lenders have agreed to forbear from exercising their rights and remedies against the Company for events of default under the various credit agreements related to the Company’s failure to: (i) pay the scheduled principal amount due to the lenders on September 30, 2011, (ii) comply with the Minimum Consolidated Interest Charges Coverage Ratio and the Maximum Consolidated Leverage Ratio, as defined in the various credit agreements, and (iii) maintain a Loan Value equal to or in excess of the Total Outstandings, as defined in the various credit agreements.

In addition, the lenders have agreed to forbear from exercising their rights and remedies under the various credit agreements for the Company’s potential failure to: (i) provide the required minimum Qualified Cash Flow Forecasts that evidence the required minimum Qualified Cash, as defined in the various credit agreements, and (ii) maintain the required minimum Qualified Cash, as defined in the various credit agreements.

Such action was taken in an effort to avoid an acceleration of the maturity of outstanding loans, since the failure to make the requisite principal payments or comply with the terms of the financial covenants constitutes an event of default under the relevant credit facilities, as well as a cross-default under the other credit facilities and the interest rate swap agreements.  An event of default permits the lenders to take certain actions, including declaring the outstanding principal of the applicable debt to be due and payable immediately, as well as the right to seek foreclosure upon any collateral securing their respective loans.

On September 30, 2011, the Company failed to make the $5.1 million principal payment due under the Bank of America – Term Credit Facility #1, the $1.7 million payment due under the Royal Bank of Scotland Credit Facility, the $1.1 million principal payment due under the DVB Group Merchant Bank (Asia) Ltd Credit Facility, and the $0.2 million principal payment due under the Berenberg Credit Facility.  On October 1, 2011, the Company failed to make the $0.5 million principal payment due under the AIG Commercial Equipment Finance, Inc. Credit Facility.

Outstanding Principal
The following table sets forth, as of November 2, 2011, the agreements for which an event of default has occurred and the aggregate payments that remain unpaid (in thousands):

Credit Facility	Outstanding Obligation	Unpaid Principal
Bank of America – Term Credit Facility #1	$14,079	$5,086
Bank of America – Term Credit Facility #2	110,845
The Royal Bank of Scotland Credit Facility	144,117	1,678
DVB Group Merchant Bank (Asia) Ltd Credit Facility	24,965	1,115
Credit Suisse Credit Facility	24,067
AIG Commercial Equipment Finance, Inc. Credit Facility	11,720	530
Berenberg Bank Credit Facility	5,470	217
	$335,263	$8,626

Interest Rate Swap Agreements	Outstanding Obligation at September 30, 2011	Amount Unpaid Under Swap Contracts
Bank of America	$70	$
The Royal Bank of Scotland	5,752
DVB Group Merchant Bank (Asia) Ltd	323
Credit Suisse	970
	$7,115		$--

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
10.1
Forbearance Agreement and Waiver with respect to the Second Amended and Restated Credit Agreement, dated as of January 27, 2011, as amended (the “Bank of America Credit Agreement”), by and among Albemarle Maritime Corp., Arden Maritime Corp., Avon Maritime Corp., Birnam Maritime Corp., Bristol Maritime Corp., Chester Shipping Corp., Cumberland Navigation Corp., Darby Navigation Corp., Dover Maritime Corp., Elrod Shipping Corp., Exeter Shipping Corp., Frankfort Maritime Corp., Glenwood Maritime Corp., Hansen Shipping Corp., Hartley Navigation Corp., Henley Maritime Corp., Hudson Maritime Corp., Jessup Maritime Corp., Montrose Maritime Corp., Oldcastle Shipping Corp., Quentin Navigation Corp., Rector Shipping Corp., Remsen Navigation Corp., Sheffield Maritime Corp., Sherman Maritime Corp., Sterling Shipping Corp., Stratford Shipping Corp., Vedado Maritime Corp., Vernon Maritime Corp. Windsor Maritime Corp., TBS International plc, TBS International Limited, TBS Shipping Services Inc., Bank of America, N.A., Citibank, N.A., DVB Bank SE, TD Bank, N.A., Keybank National Association, Capital One Leverage Finance Corp., BBVA Compass Bank (as successor in interest to Guaranty Bank), Merrill Lynch Commercial Finance Corp., Webster Bank National Association, Comerica Bank and Tristate Capital Bank.

			8-K	001-34599	10.1	9/8/2011
10.2	Forbearance Agreement and Waiver with respect to Amended and Restated Loan Agreement dated as of January 27, 2011 (as amended) among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp., The Royal Bank of Scotland plc., Citibank, N.A., Landesbank Hessen-Thüringen Girozentrale, Norddeutsche Landesbank Girozentrale, Santander UK PLC, and Bank of America, N.A.		8-K	001-34599	10.2	9/8/2011
10.3	Forbearance Agreement and Waiver with respect to the Loan Agreement dated as of January 16, 2008 (as amended) among, inter alia, Bedford Maritime Corp., Brighton Maritime Corp., Hari Maritime Corp., Prospect Navigation Corp., Hancock Navigation Corp., Columbus Maritime Corp. and Whitehall Marine Transport Corp., as Borrowers, the parties named therein as Guarantors, the banks and financial institutions named therein as Lenders, the banks and financial institutions named therein as Swap Banks, and DVB Group Merchant Bank (Asia) Ltd. as Facility Agent and Security Trustee.		8-K	001-34599	10.3	9/8/2011
10.4	Forbearance Agreement and Waiver with respect to that certain Loan Agreement dated February 29, 2008 (as amended) by and among AIG Commercial Equipment Finance, Inc., Amoros Maritime Corp., Lancaster Maritime Corp., Chatham Maritime Corp. and the guarantors party thereto.	8-K	001-34599	10.4	9/8/2011

10.5	Letter Agreement with respect to that certain Loan Agreement between Grainger Maritime Corp. and Joh. Berenberg, Gossler & Co. KG dated as of June 19, 2008 (as amended).		8-K	001-34599	10.5	9/8/2011
10.6	Letter Agreement with respect to that certain Loan Agreement dated as of December 7, 2007 (as amended) made between (i) Claremont Shipping Corp. and Yorkshire Shipping Corp. as joint and several Borrowers and (ii) Credit Suisse AG as Lender and Swap Bank.		8-K	001-34599	10.6	9/8/2011
10.7	Forbearance Agreement with respect to certain interest rate swap transactions entered into in connection with and pursuant to that certain Master Agreement (on the 2002 ISDA form as amended) dated as of June 30, 2005 (together with the Schedules thereto and the Confirmations thereunder, and as amended) among the Borrowers under the Bank of America Credit Agreement, TBS International Limited and Bank of America, N.A.		8-K	001-34599	10.7	9/8/2011
10.8	Letter Agreement with respect to Bareboat Charter dated as of January 24, 2007 (as amended and supplemented) among Adirondack Shipping LLC, as Owner, Fairfax Shipping Corp., as Charterer, and the Guarantors named therein.		8-K	001-34599	10.8	9/8/2011
10.9	Letter Agreement with respect to Bareboat Charter dated as of January 24, 2007 (as amended and supplemented) among Rushmore Shipping LLC, as Owner, Beekman Shipping Corp., as Charterer, and the Guarantors named therein.		8-K	001-34599	10.9	9/8/2011
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X
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

TBS INTERNATIONAL PLC & SUBSIDIARIES
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November 2011.

TBS INTERNATIONAL PLC
(Registrant)

By:	/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Frank Pittella
Frank Pittella Chief Accounting Officer (Principal Accounting Officer)